Form 10-K
period 2024-12-31
Resolute Holdings Management, Inc.
filed 2025-03-31
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42458

Resolute Holdings Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-1246734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 5B, New York, NY 10022 (Address of Principal Executive Offices); (Zip Code) (212) 256-8405 (Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	RHLD	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2024, the last business day of the registrant’s most recently completed fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.0001 per share. The registrant’s common stock began “regular way” trading on The Nasdaq Stock Market LLC on February 28, 2025.

As of March 25, 2025, there were approximately 8,525,998 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s definitive proxy statement (the “2025 Proxy Statement”) for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”), and in the documents incorporated by reference herein, may constitute “forward-looking statements,” as defined by the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements are based on our current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Annual Report speaks only as of the date on which it is made. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, cash flows or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement (as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee (as defined herein) and termination;
●	risks relating to our current reliance on CompoSecure Holdings, including the presentation of CompoSecure Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into CompoSecure Holdings (as defined herein) or our other managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at CompoSecure Holdings and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	the ability of CompoSecure Holdings to grow and manage growth profitably, maintain relationships with its customers, compete within its industry and retain its key employees;
●	the possibility that CompoSecure Holdings may be adversely impacted by other economic, business and/or competitive factors;

●	future exchange and interest rates;
●	damage to our reputation;
●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;
●	cybersecurity and privacy considerations;
●	legal proceedings and investigatory risks, including the outcome of any legal proceedings that may be instituted against CompoSecure Holdings or others;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company; and
●	certain factors discussed elsewhere in this Information Statement.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I

Item 1. Business

Unless the context otherwise requires, all references in this subsection to the “Company,” “Resolute Holdings,” “we,” “us,” “our,” and similar terms refer to Resolute Holdings Management, Inc.

Overview

We are a newly formed Delaware corporation organized to provide operating management services to CompoSecure Holdings L.L.C. (“CompoSecure Holdings,” and which solely for the purposes of this section, includes its controlled affiliates), a wholly-owned subsidiary of CompoSecure, Inc. (“CompoSecure”), and any other companies we may manage in the future, both in the United States and internationally. We expect to earn management fees from CompoSecure Holdings, including any additional businesses that CompoSecure Holdings may acquire from time to time, pursuant to a long-term management contract that we entered into with CompoSecure Holdings (the “CompoSecure Management Agreement”) on February 28, 2025 (the “Distribution Date”), in connection with the completion of our spin-off from our former parent, CompoSecure, Inc. (the “Spin-Off”). We expect to enter into additional agreements to manage additional companies in the future. On the Distribution Date, our common stock began regular-way trading on The Nasdaq Stock Market LLC under the ticker symbol “RHLD.”

Our management team, led by David Cote and Tom Knott, has a proven track record of sourcing, executing and integrating businesses and then growing and developing those businesses profitably. David Cote brings more than 40 years of operating experience across a wide range of industries. Following a variety of senior executive positions at GE and TRW, Mr. Cote served as Executive Chairman of the Board and Chief Executive Officer of Honeywell from 2002 to 2017. While at Honeywell, Mr. Cote led a profound shift in strategy characterized by a focus on profitable growth, consistent margin improvement and the development of a results-oriented culture. Mr. Cote also implemented a disciplined acquisition framework, using M&A to build Honeywell’s divisions to leading positions in their respective industries and to optimize Honeywell’s portfolio of businesses. Mr. Cote’s efforts yielded significant improvements in operating and financial performance that led to meaningful and consistent value creation for stockholders. Under his leadership, from 2003 to 2017, Honeywell reported revenues increased by 83% and significant segment profit margin expansion and adjusted earnings per share growth. From January 1, 2003 to April 18, 2018, Honeywell’s total stockholder return (calculated as the capital gain plus dividends) was 797% compared to 321% for the S&P 500 (Mr. Cote served as Chairman and Chief Executive Officer of Honeywell until March 2017, and as non-executive Chairman of the Board at Honeywell until April 2018). Honeywell’s market capitalization also grew from $20 billion on January 1, 2003, to approximately $112 billion on April 18, 2018, after distributing in excess of $17 billion of dividends, thereby creating in excess of $109 billion of value for Honeywell’s stockholders. Most recently, Mr. Cote has served since February 2020 as the Executive Chairman of the Board of Vertiv, the stock price of which increased 716% during his tenure (as of March 26, 2025). Since September 17, 2024, Mr. Cote has also served as the Executive Chairman of the Board of CompoSecure, and from September 25, 2024 until the transfer of his employment to us in connection with the completion of the Spin-Off on February 28, 2025, served as Co-Chief Investment Officer of CompoSecure. Tom Knott brings more than 14 years of investment experience across a variety of assets classes and investment structures. Most recently, he led the Permanent Capital Strategies group at Goldman Sachs, where his efforts were focused on developing a platform to combine long-term capital and a disciplined acquisition strategy with best-in-class operating capabilities. While at Goldman Sachs, Mr. Knott successfully led the initial public offering of special purpose acquisition companies GS Acquisition Holdings Corp (“GSAH I”) and GS Acquisition Holdings Corp II (“GSAH II”) through to their respective mergers with Vertiv and Mirion Technologies. From September 17, 2024 until the transfer of his employment to us in connection with the completion of the Spin-Off on September 28, 2025, Mr. Knott was employed as Co-Chief Investment Officer of CompoSecure, following which he serves as CompoSecure’s Chief Investment Officer.

We believe the CompoSecure Management Agreement, as well as the additional management agreements we may enter into in the future with additional managed companies, will provide us with recurring, long-duration management fees, and that our substantial growth prospects and scalable operating platform will position us as an industry leading operating manager. Our aspiration to become an industry-leading operations manager is based on our differentiated approach of value creation through the systematic deployment of the Resolute Operating System (“ROS”) along with management’s history of successfully building businesses into leading positions in their respective industries. We believe that the ROS will drive performance at businesses we manage and will create value at both the underlying managed businesses, including the business of CompoSecure, and at Resolute Holdings. We believe this operationally driven approach combined with our M&A and capital markets expertise is a competitive advantage that will enable us to maximize stockholder value in both companies over time.

Currently, we are party to a single management agreement, the CompoSecure Management Agreement, pursuant to which we manage the day-to-day business and operations and oversee the strategy of the business of CompoSecure, which is operated through CompoSecure Holdings. Founded in 2000, CompoSecure is an integral technology partner to market-leading payment card issuers, emerging Fin Techs and global consumers enabling trust at the point of transaction. The company is a leading designer and manufacturer of premium metal, composite, and proprietary financial payments cards. CompoSecure creates innovative, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The company’s customers consist primarily of leading international and domestic banks and other payment card issuers within the United States, with additional direct and indirect customers in Europe, Asia, Latin America, Canada and the Middle East. With over 20 years of innovation and experience, CompoSecure has the leading market share in premium metal payment card manufacturing and has relationships with 125 customers globally, including nine of the 10 largest U.S. card issuers.

CompoSecure is also an emergent player in secure authentication and digital asset storage through its Arculus platform. Formed in 2021, the Arculus 3-factor authentication solution is a stand-alone business within CompoSecure. Arculus leverages three-factor authentication to confirm a user’s identity with biometrics, entry of numeric PIN and a proprietary metal key card that requires a physical tap to a phone to authenticate a transaction. Arculus Authenticate is a hardware-bound PassKey authenticator that supports new device authentication, customer support authentication, step-up authentication for highly secure transactions and secure login on mobile devices. Arculus Cold Storage is a digital asset hardware cold storage wallet that generates, stores and secures key for self-custody of cryptocurrencies.

THE COMPOSECURE Management Agreement

Effective as of the completion of the Spin-Off, we entered into the CompoSecure Management Agreement with CompoSecure Holdings, pursuant to which we are responsible for managing the day-to-day business and operations, and overseeing the strategy, of CompoSecure Holdings and its subsidiaries. The CompoSecure Management Agreement provides that Resolute Holdings will use its reasonable best efforts to present CompoSecure Holdings with continuing and suitable management and M&A advisory services in exchange for the payment of a quarterly management fee, payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended as calculated in accordance with the CompoSecure Management Agreement. The summary below of the CompoSecure Management Agreement is qualified by reference to the full text of the CompoSecure Management Agreement, which is filed as Exhibit 10.1 to this Annual Report.

Our Responsibilities under the Management Agreement

Under the CompoSecure Management Agreement, in connection with our managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings (which, for purposes of this section, means CompoSecure Holdings and its controlled affiliates), we are responsible for, among other things, the following services and activities to the fullest extent permitted by Delaware law, the Securities Exchange Act of 1934 (the “Exchange Act”), the Securities Act of 1933 (the “Securities Act”), the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”) and any other applicable rule or regulation:

●	establishing and monitoring CompoSecure Holdings’ objectives, financing activities and operating performance;
●	selecting and overseeing CompoSecure Holdings’ management team and their operating performance;

●	reviewing and approving CompoSecure Holdings’ compensation and benefit plans, programs, policies and agreements, including with respect to any grants of equity awards to persons providing services to CompoSecure Holdings;
●	devising capital allocation strategies, plans and policies of CompoSecure Holdings;
●	setting the budget parameters and expense guidelines of CompoSecure Holdings and monitoring compliance therewith;
●	identifying, analyzing and overseeing the consummation of business opportunities and potential acquisitions, dispositions and other business combinations;
●	originating and recommending opportunities to form or acquire, and structuring and managing, any joint ventures;
●	overseeing negotiations with potential participants in any business opportunity under CompoSecure Holdings’ consideration and determining (or delegating to any officer of CompoSecure Holdings the decision to determine) if and when to proceed;
●	engaging and supervising, on CompoSecure Holdings’ behalf, independent contractors and third-party service providers;
●	setting the budget parameters and expense guidelines of CompoSecure Holdings;
●	communicating on behalf of CompoSecure Holdings with the holders of any securities of CompoSecure Holdings (i) as required to satisfy any reporting and other requirements of any governmental authority having jurisdiction over CompoSecure Holdings and (ii) to maintain effective relations with such holders;
●	overseeing all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) in which CompoSecure Holdings may be involved or to which CompoSecure Holdings may be subject arising out of CompoSecure Holdings’ day-to-day activities (other than with us or our affiliates);
●	counselling CompoSecure Holdings in connection with decisions required by Delaware law to be made by the CompoSecure Board; and
●	performing such other services from time to time in connection with the management of the business and affairs of CompoSecure Holdings and its activities as the CompoSecure Board shall reasonably request and/or we shall deem appropriate under the particular circumstances.

Management Fee

CompoSecure Holdings agreed to pay us a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended, as defined in the CompoSecure Management Agreement. In the case that CompoSecure Holdings’ Adjusted EBITDA for any period is equal to or lower than zero, no CompoSecure Management Fee will be payable to us in respect of such period. We may elect not to receive, or to discount, the CompoSecure Management Fee for a given quarterly period, but any such election will, for the avoidance of doubt, be ignored in calculating the CompoSecure Termination Fee (as defined below) and will not constitute a waiver or discount of the CompoSecure Management Fee in any future periods.

Reimbursement of Costs and Expenses

CompoSecure Holdings is responsible for all of its costs and expenses and will reimburse us or our affiliates for our or our affiliates’ documented costs and expenses incurred on behalf of CompoSecure Holdings other than expenses related to our or our affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. We will determine, in our sole and absolute discretion, whether a cost or expense will be borne by us or CompoSecure Holdings. We may elect not to seek reimbursement for certain expenses during a given quarterly period but any such determination will not constitute a waiver of reimbursement for such expenses, or similar expenses, in future periods.

Term

The CompoSecure Management Agreement has an initial term of ten years and the term will automatically renew for successive and additional ten-year terms, unless the CompoSecure Management Agreement is terminated in accordance with its terms, as described below.

Termination and Termination Fee

We have the right to terminate the CompoSecure Management Agreement:

●	upon 180 days’ written notice before the last day of the initial term or a renewal term to CompoSecure Holdings for any reason;
●	upon 60 days’ written notice before the last day of the initial term or a renewal term to CompoSecure Holdings in the event of:
o	a default by CompoSecure Holdings in the performance or observance of any material term, condition or covenant contained in the CompoSecure Management Agreement that continues for a period of 30 days after delivery by us of a written notice to CompoSecure Holdings specifying the default and requesting that it be remedied in the same 30-day period (and the CompoSecure Termination Fee (as defined below) will be payable in accordance with the terms of the CompoSecure Management Agreement); or
o	a termination of that certain Letter Agreement, by and between CompoSecure and Resolute Holdings, dated as of the Distribution Date (and the CompoSecure Termination Fee will be payable in accordance with the terms of the CompoSecure Management Agreement);
●	at any time upon CompoSecure Holdings becoming required to register as an investment company under the Investment Company Act of 1940.

CompoSecure Holdings has the right to terminate the CompoSecure Management Agreement:

●	upon 180 days’ written notice before the last day of the initial term or a renewal term and payment of the CompoSecure Termination Fee, if two-thirds of the independent directors of CompoSecure (who have not recused themselves with respect to such vote) determine the CompoSecure Management Fee is not fair and the parties fail to reach an understanding on the fee following consultation and mediation procedures set forth in the CompoSecure Management Agreement;
●	upon 30 days’ prior written notice at any time during the initial term or a renewal term, without payment of the CompoSecure Termination Fee, if any of the following events occur (each, a “CompoSecure Kick-Out Event”):
o	final judgment (which is not stayed or vacated within 30 days) that Resolute Holdings has committed a felony or material violation of securities laws that has a material adverse effect on CompoSecure Holdings’ business or ability of Resolute Holdings to perform its duties under the CompoSecure Management Agreement;
o	final judgment (subject to a 30-day cure period) that Resolute Holdings has committed fraud against CompoSecure Holdings, misappropriated or embezzled funds of CompoSecure Holdings, acted or failed to act in a manner constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties; or
o	the bankruptcy or dissolution of Resolute Holdings.

As used in this summary, the term “CompoSecure Termination Fee” means an amount equal to the greatest of:

●	as of the effective termination date, the fair market value of the aggregate CompoSecure Management Fee then payable or that would become payable if the CompoSecure Management Agreement were automatically renewed and remained in effect in perpetuity;
●	as of the effective termination date, the net present value of the aggregate CompoSecure Management Fee then payable or that would become payable if the CompoSecure Management Agreement were automatically renewed and remained in effect in perpetuity, calculated in accordance with the CompoSecure Management Agreement; and
●	four times the aggregate CompoSecure Management Fee that became payable during the 24-month period prior to termination.

The CompoSecure Termination Fee shall be payable in cash or, at the option of CompoSecure Holdings, by action of a two-thirds vote of the independent directors of the board of directors of CompoSecure (who have not recused themselves with respect to such vote) and upon written notice thereof, shares of CompoSecure common stock or a combination of shares of CompoSecure common stock and cash, provided that the issuance of any shares of CompoSecure common stock in connection with the payment of the CompoSecure Termination Fee shall be in accordance with applicable laws and stock exchange regulations.

Indemnification

CompoSecure Holdings will, to the fullest extent permitted by Delaware law, reimburse, indemnify and hold harmless us, our affiliates and the respective directors, officers, employees and stockholders, including the directors, officers, employees, managers, trustees, control persons, partners, stockholders and equityholders (“Manager Indemnified Parties”) of and from:

●	any and all expenses, losses, damages, liabilities, demands, penalties, costs, charges and claims of any nature whatsoever (excluding the costs described in below bullet) in respect of or arising from any acts or omissions of such Manager Indemnified Party performed in good faith in accordance with, pursuant to, or in furtherance of, the CompoSecure Management Agreement and not constituting bad faith, fraud, willful misconduct, gross negligence or reckless disregard of duties of such Manager Indemnified Party under the CompoSecure Management Agreement; and
●	any and all documented and reasonable out-of-pocket expenses (including fees and out-of-pocket disbursements of counsel) incurred in connection with investigating, preparing or defending any acts or omissions by us or our officers, employees or affiliates performed in accordance with, pursuant to or in furtherance of, the CompoSecure Management Agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or by any legal or equitable proceeding (including any threatened or ongoing investigative, administrative, judicial or regulatory action or proceeding), or by virtue of any statute, regulation or other applicable law, or otherwise as such expenses are incurred or paid (provided that if it is ultimately finally judicially determined in a court of competent jurisdiction that the aforementioned Manager Indemnified Parties are not entitled to indemnification thereunder, such Manager Indemnified Parties shall reimburse CompoSecure Holdings for any and all documented and reasonable out-of-pocket expenses (including fees and out-of-pocket disbursements of counsel) already paid or reimbursed by CompoSecure Holdings in respect of which such final judicial determination was made).

Additional Activities of Resolute Holdings

The CompoSecure Management Agreement will not create an exclusive relationship between CompoSecure Holdings and its controlled affiliates, on the one hand, and us, on the other hand. Under the CompoSecure Management Agreement, we and our affiliates may, in our sole and absolute discretion, allocate opportunities among CompoSecure Holdings and any other person to which we render services of any kind, or for which we otherwise act as an external manager, in any manner that we deem appropriate. The doctrine of corporate opportunity or any analogous doctrine will not apply to us or our affiliates and nothing in the CompoSecure Management Agreement will be construed to impose on us an express or implied fiduciary duty to CompoSecure Holdings, any of its controlled affiliates or any holders of equity or voting interests in CompoSecure Holdings or such controlled affiliates.

Additional Covenants

If the CompoSecure Management Agreement is terminated by CompoSecure Holdings in accordance with its terms without a CompoSecure Kick-Out Event, then, for a period of two years following such termination, CompoSecure Holdings will be prohibited, unless we provide consent, from employing or otherwise retaining any of our or our affiliates’ employees or any person who has been employed by us or any of our affiliates at any time within such two-year period.

Our Management Strategy

Our primary business objective is to provide operational management services to CompoSecure Holdings and any other companies we may manage in the future. Our growth will be directly aligned with our ability to grow CompoSecure’s business profitably through operational improvements, accretive investments and diversifying acquisitions.

We refer to our management strategy as the Resolute Operating System (“ROS”), developed over 40 years by David Cote through his management experience at GE, Honeywell and Vertiv. The key tenets of the ROS are Accelerate Organic Revenue Growth, Operational Excellence, Continuous Improvement, and M&A and Capital Allocation Excellence:

Resolute Operating System

Strategic Approach to Deliver Long-Term Stockholder Value

Overview of Key Tenets

●	Accelerate Organic Revenue Growth. We intend to pursue an acceleration in organic growth through a combination of revenue scaling, targeted research and development, salesforce efficiency and value-based pricing. Revenue scaling will involve making commercial introductions and identifying new markets for expansion based on identified product-market fit. Our research and development framework will prioritize efficiency and a focus on the highest return on invested capital while consistently innovating to achieve recurring product launches. Salesforce efficiency and effectiveness is a function of accountability and the appropriate go-to-market strategy which we intend to proactively monitor. We believe that products should be priced according to the value they provide to the marketplace. The ability to consistently provide new and improved products should enhance our ability to price our operating companies’ products according to the value they provide to their respective customers.
●	Operational Excellence. Our management team, led by David Cote, intends to implement lean and design for six-sigma methodologies that include value stream mapping to achieve operational excellence and reduced waste throughout CompoSecure’s business and other companies managed by Resolute Holdings from time to time. Through the systematic application of best practices and process standardization, CompoSecure’s business will aim to achieve consistent output quality, reduce factory overhead, mitigate operational risks and strengthen its competitive position in the marketplace. We believe our planned operational excellence initiatives will also further establish a framework for continuous monitoring and refinement of processes, enabling us to respond to evolving market demands and regulatory requirements, while sustaining long-term profitability and stockholder value.

Resolute Operating System

Operational Excellence — Standard Implementation Framework Structures Deployment

●	Continuous Improvement. Our management team’s dedication to continuous improvement is fundamental to driving our strategy of fostering innovation, optimizing operational performance and enhancing overall business resilience. Our approach entails a disciplined and ongoing review of processes, products and services, aimed at identifying opportunities for incremental enhancements and efficiency gains. Through adoption of lean and design for six-sigma methodologies, we believe we will pursue sustained excellence include by utilizing value stream mapping, Kaizen, 5S (cleanliness and order), visual management, standardized workflows, process design for flow and quality, knowledge sharing, leader driven outcomes and daily management system. The operating system’s goal is to continuously reduce manufacturing variability, minimize production defects, improve production yields and improve customer satisfaction. We believe our continuous improvement efforts will support the ability of CompoSecure’s business to adapt to changing market conditions and regulatory landscapes, contributing to sustainable growth and long-term stockholder returns.

Resolute Operating System

Continuous Improvement — Standardized Kaizen Event Process

Resolute Operating System

M&A and Capital Allocation Excellence — Disciplined, End-to-End M&A Process Ownership

●	M&A and Capital Allocation Excellence. Integrations have been the driving force behind the ability of our management personnel to drive sustained growth in their prior management roles. We believe a successful acquisition and integration strategy is central to long-term stockholder value creation. Our team has extensive, cross-functional expertise in identifying opportunities in secularly attractive markets with robust growth drivers that can both add capabilities to CompoSecure’s core business and further diversify CompoSecure’s business mix. We intend to analyze opportunities for enhanced market position, growth potential, differentiated technologies and ability to drive margin expansion. Our management team intends to continuously strive to evaluate and adjust our acquisition strategy to maintain a strong, diversified and countercyclical investment portfolio. Once businesses are managed by Resolute Holdings, our management team will focus on expeditiously prioritizing consistent integration by providing the tools, resources and best practices required to accelerate the transition. Complementary to our M&A approach, we intend to be disciplined and opportunistic with capital allocation to optimize the strength of our managed companies’ balance sheets for value creation.

Our Acquisition Strategy

Our acquisition strategy involves acquisition by CompoSecure Holdings and our other future managed companies of businesses that we expect will produce stable growth in earnings and cash flows, as well as achieve attractive returns on capital. In this respect, we expect that CompoSecure Holdings and our other managed companies will make acquisitions in industries that are complementary, adjacent or outside of where their respective initial businesses currently operate, if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will increasingly present themselves as private sector owners seek to monetize their interests in longstanding and privately held businesses and large corporate parents seek to dispose of their “non-core” operations. Through our extensive and diverse contacts in the financial, industrial, healthcare, aerospace & defense, technology and general business world, we expect that we will, through our managed companies, become the acquiror of choice for businesses that can benefit from the implementation of the ROS and having long-term strategic stockholders.

Resolute Holdings intends to manage its businesses in perpetuity and utilize the ROS to enhance growth, profitability and realize significant returns for all our stockholders. We believe the strategy of managing businesses in perpetuity is a differentiated characteristic versus traditional asset managers and should lead to higher returns on our invested capital given the reduction of buy-sell friction costs. We expect to further differentiate through the ability to invest prudently during the trough of market cycles to create long-term value. A key component of our strategy is for our managed companies to acquire businesses that can benefit from the operational deployment of the ROS. Key acquisition criteria include:

●	Great position in a good industry;
●	Healthy organic and inorganic sales growth;
●	Clear margin expansion opportunities;
●	Stable free cash flow generation;
●	Opportunities for high returns on incremental invested capital;
●	Point differentiation, ideally through technology; and
●	Long-term growth prospects supported by structurally growing end markets;

We expect CompoSecure Holdings and other companies that we manage from time to time will benefit from our ability to identify diverse acquisition opportunities in a variety of industries. The success of our acquisition strategy is predicated on our ability to maintain a robust and proprietary pipeline of potential targets incremental to marketed processes, as well as regular reviews on integration and performance accountability. In addition, we intend to rely upon our management team’s extensive expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition terms of such target businesses. Because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, we plan to:

●	Engage in a substantial level of standardized internal and third-party due diligence regarding an assessment of financials, growth prospects, legal, human resources and environmental issues;
●	Critically evaluate the management team to deliver on the go-forward business plan and targeted performance goals;
●	Identify and assess any financial and operational strengths and weaknesses of any target business, including potential cost and revenue synergies;
●	Analyze comparable businesses to benchmark financial and operational performance relative to industry competitors;
●	Actively research and evaluate information on the relevant industry; and

●	Thoroughly negotiate appropriate terms and conditions of any acquisitions.

Our Financing Strategy

Our financing objective is to manage the capital structure of CompoSecure Holdings effectively to provide sufficient capital to execute our business strategies and provide financing for investment or acquisition opportunities. We intend to raise capital for additional acquisitions primarily through debt financings, equity financings, the sale of all or a part of existing CompoSecure’s businesses or by undertaking a combination of any of the above.

Our Competitive Strengths

We believe that we have several core strengths that underpin and differentiate our operationally focused management strategy relative to traditional asset managers:

●	Stable Revenue Base. We intend to generate revenues exclusively from recurring fees payable to us under one or more long-term agreements, including our CompoSecure Management Agreement. The CompoSecure Management Agreement extends for 10 years and auto-renews at the end of its initial 10-year term for successive 10-year terms;
●	Scalable Asset Light Operating Model. Our key assets are our people and their relevant domain expertise and knowledge. We do not expect to have material ongoing capital investment needs and expect to generate high returns on invested capital. As our revenue grows, we expect to be able to achieve efficiencies from our scalable operating model, which we expect to lead to attractive operating margins over time;
●	Strong Balance Sheet. We do not have any debt outstanding. In the near term, Resolute Holdings expects to be marginally profitable as it sets up operations to support the business of CompoSecure. As the business achieves scale, we expect to generate recurring revenues and expect to generate strong and highly predictable cash flows;
●	Quality and Depth of Management. Our highly qualified and experienced management team will provide a broad range of functional expertise to the business of CompoSecure. Our senior management has successfully navigated several business cycles in which they have been able to manage businesses to sustain near-term profitability while positioning the businesses to generate long-term stockholder value;
●	Alignment of Interests. We believe the structure of the CompoSecure Management Agreement will foster strong alignment of interests between CompoSecure Holdings, Resolute Holdings and the stockholders of both companies; and
●	Growth through Strategic Acquisitions. We believe that our experience acquiring and integrating companies will allow us to diversify the customer and business mix of CompoSecure’s business in an accretive manner. Our management has experience in successfully executing M&A to reposition companies for long-term success.

Competition

The management industry is highly competitive. We compete on a regional, industry and niche basis based on several factors, including ability to raise capital, opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. We expect that Resolute Holdings will compete with many third parties engaged in management activities including publicly traded companies, private companies, insurance companies, commercial and investment banking firms, private equity funds and other investors.

Employees

Resolute Holdings has approximately seven employees. As described above, we believe that one of our major strengths is the quality and dedication of our people.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions generally include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We plan to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

We will, in general, remain as an emerging growth company for up to five full fiscal years following the Spin-Off. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions if we:

●	have more than $1.235 billion in annual revenue in a fiscal year;
●	issue more than $1 billion of non-convertible debt during the preceding three-year period; or
●	become a “large accelerated filer” as defined in Exchange Act Rule 12b-2, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been an SEC- reporting company for at least 12 months; and (iii) the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Available Information

We are subject to the informational requirements of the Exchange Act and therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our internet address is http://www.resoluteholdings.com. We make available free of charge, on or through the investor relations section of our web site, this Annual Report and our other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. Also posted on our web site are the charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors (our “Board”). In addition, our web site may include disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act” and the Exchange Act that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

To the extent required by the SEC’s rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct and Ethics (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on our website. Our stockholders may also obtain these documents in paper format free of charge upon request made to us. We can be contacted at Resolute Holdings Management, Inc., 445 Park Avenue, Suite 5B, New York, NY 10022, Attn: Chief Financial Officer, e-mail: info@resoluteholdings.com.

Information contained on our website is not incorporated by reference unless specifically referenced herein.

Item 1A. Risk Factors

Risk Factors Summary

An investment in our company is subject to a number of risks. These risks relate to our business, the business of CompoSecure, which is operated through CompoSecure Holdings, the Spin-Off, our common stock and the securities market. Any of these risks and other risks could materially and adversely affect our business, results of operations, cash flows and financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. Please read the information in the section captioned “Risk Factors” of this Annual Report for a description of the principal risks that we face. Some of the more significant challenges and risks we face include the following:

●	Risks related to our business, including:
●	We manage the business of a single company, CompoSecure Holdings, which makes our results of operations and financial condition substantially dependent on the results of operation and financial condition of CompoSecure Holdings.
●	Our growth prospects may depend upon the successful negotiation of management agreements with additional managed companies, our ability to conduct due diligence into such companies, and the payment by those companies to us of management fees.
●	Management fees payable to us by our managed companies may impact our management priorities.
●	We may change our strategies from time to time.
●	The termination of the CompoSecure Management Agreement or other management agreements, or the reduction of management fees payable to us thereunder, would materially and adversely affect us.
●	Our managed companies, including CompoSecure Holdings, may not be able to successfully fund future activities of new businesses on acceptable terms.
●	We may enter into management agreements with a limited number of companies, or with companies that are concentrated in certain industries or geographic regions, which could negatively affect our performance to the extent those concentrated holdings perform poorly.
●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
●	We and our managed companies are dependent upon our key personnel for our future success, particularly David Cote and Tom Knott.
●	Conflicts of interest with our directors, executive officers or other employees could damage our reputation and negatively impact our business.
●	Risks related to the business of CompoSecure, which is operated through CompoSecure Holdings, each of which could materially adversely affect CompoSecure Holdings’ financial condition and results of operations and impact the CompoSecure Management Fee payable to us, including:
●	Risks of rapidly evolving domestic and global economic conditions, which are beyond CompoSecure’s control.
●	CompoSecure may not be able to sustain its revenue growth rate in the future.

●	The reliance of CompoSecure’s business on its two largest clients, and the risk that CompoSecure may fail to retain existing customers or fail to identify and attract new customers.
●	Data and security breaches could compromise CompoSecure’s systems and confidential information, cause reputational and financial damage and increase risks of litigation.
●	System outages, data loss or other interruptions could affect CompoSecure’s operations.
●	Disruptions could occur at CompoSecure’s primary production facilities (including a disruption resulting from a global, national or local public health crisis).
●	CompoSecure may not be able to recruit, retain and develop qualified personnel, including for areas of newer specialized technology.
●	CompoSecure’s future growth may depend upon its ability to develop, introduce, manufacture and commercialize new products, which can be a lengthy and complex process, and CompoSecure may be unable to introduce new products and services in a timely manner.
●	Disruptions in CompoSecure’s operations or supply chain or the performance of its suppliers and/or development partners could occur.
●	CompoSecure has limited experience in the digital assets industry and may not succeed in fully commercializing the products and solutions derived from the Arculus platform.
●	Digital asset wallet storage systems, such as the Arculus Cold Storage Wallet, are subject to risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues.
●	Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets.
●	Risks related to the rapid evolution of the security markets, including that CompoSecure’s Arculus Authenticate solutions may not achieve widespread market acceptance or may not provide sufficient protection.
●	CompoSecure’s dependence on certain distribution partners and the risk of their loss.
●	Risks to market share and profitability due to competition.

Risks Related to Our Business

We manage the business of a single company, CompoSecure Holdings, which subjects us to a greater risk of significant loss.

In connection with the Spin-Off, we entered into the CompoSecure Management Agreement. Although our business strategy is to enter into management agreements with other companies, no assurance can be given that we will be successful. As a result, for so long as our only management agreement is the CompoSecure Management Agreement, our revenues will be dependent on the CompoSecure Management Fee and other payments we receive from CompoSecure Holdings. The quarterly CompoSecure Management Fee we are entitled to receive from CompoSecure Holdings will be based on the performance of CompoSecure Holdings and, in particular, CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended as calculated in accordance with the CompoSecure Management Agreement. See “Item 1. Business – The CompoSecure Management Agreement – Management Fee.” Our business will therefore be subject to the business risks of CompoSecure, and may be significantly adversely affected if CompoSecure Holdings performs poorly or does not perform as expected. The business of CompoSecure, which is operated through a subsidiary of CompoSecure Holdings, is subject to risks that include, among other things, rapidly evolving domestic and global economic and political conditions, such as the war in Ukraine or global pandemics such as a resurgence of COVID-19, CompoSecure’s ability to maintain its relationships with its customers and attract new customers, increased competition, cybersecurity and information technology (“IT”) infrastructure needs, disruptions to CompoSecure’s ability to manufacture new and existing products, supply chain and distribution issues, changes in the regulatory regimes to which CompoSecure is subject, CompoSecure’s ability to protect its intellectual property rights and the satisfactory resolution of disputes related thereto and product liability and warranty claims. Many of these factors may be beyond our control. If CompoSecure experiences these or other events, its business could be materially and adversely affected and the CompoSecure Management Fee which we are entitled could be lower than we expect. See “Risks Related to the Business of CompoSecure” elsewhere in this Risk Factors section. Furthermore, we expect that the initial resource investments required to build the capabilities required for us to perform our duties required by the CompoSecure Management Agreement will result in us initially operating with limited profitability.

Additionally, for so long as our managed companies consist solely or primarily of CompoSecure Holdings, our growth prospects will be substantially dependent on our ability to effectively manage and expand CompoSecure’s business, including by successfully identifying, negotiating, completing and integrating strategic acquisitions. Our ability to expand CompoSecure’s business is subject to a number of risks, including the inability to identify satisfactory strategic acquisition targets, difficulties in successfully integrating acquired operations and businesses, loss of key personnel, diversion of management resources, financial risks including unanticipated liabilities and incremental compliance costs due to the acquisition of businesses subject to heavy regulation and risks associated with achieving cost synergies. If we are unable to expand CompoSecure’s business, or such attempts are more costly or less successful than anticipated, our financial condition and results of operations could be adversely impacted.

Our growth prospects may depend upon the successful negotiation of management agreements with additional managed companies and the payment by those companies to us of management fees.

The successful expansion of our business may depend on our ability to identify additional companies with which to enter into agreements to manage their respective businesses in return for the payment to us of management fees and to effectively manage such additional businesses. We expect to face significant competition in identifying potential additional managed companies from a variety of other entities, including institutional investors and private equity, hedge and investment funds. For example, many of these entities may seek to acquire the potential managed company, which may make the value offered by one or more of these competitors more attractive to the managed company or its existing investors. Additionally, these competitors may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, better access to funding, different regulatory barriers and different risk tolerances than we do. As a result, this competition could mean that we lose opportunities to enter into management agreements with prospective managed companies, or that the terms on which we enter into management agreements could be less beneficial to us than would otherwise have been the case. Even if we are successful in negotiating additional management agreements with one or more prospective managed companies, we may be unable to successfully manage the day-to-day business and operations and oversee the strategy of these companies, which could result in us receiving lower management fees than we expect, and which could have a materially adverse impact on our business.

Additionally, we could incur significant fees and expenses identifying, investigating and attempting to enter into management agreements with potential managed companies, some of which we ultimately may not contract with, including fees and expenses relating to due diligence, transportation and travel, including in extended negotiation processes. Our ability to incur such fees and expenses will depend on our receipt of management fees from our managed companies and may depend on our ability to access other sources of financing, each of which is subject to the other risks described in this section. Furthermore, the demands on the time of our management team will increase if and as we seek to increase the number of companies that we manage, which could reduce the time that our management team has to allocate to the management of our existing managed company or companies, each of which could have a material adverse effect on our business.

We expect to structure the management fee payable to us pursuant to any future management agreement to be based on the managed company’s respective financial results. We intend to select managed companies for management on the basis of anticipated future performance, considering such companies’ past results of operations and financial condition, macroeconomic conditions and other factors that our Board deems advisable from time to time. However, our estimates of such fees will be based on the past results of operations of such managed companies and will require certain assumptions about their future performance, which may not be accurate. No assurance can be given that our estimates of future management fees to which we will be entitled will be correct during any particular period. The overall performance and financial results of other managed companies in the future, if any, may depend on factors beyond our control and may be subject to risks that differ from those that impact the business of CompoSecure.

The management fees payable to us by our managed companies may impact our management priorities or cause us to select riskier managed company businesses to increase our compensation.

The CompoSecure Management Agreement provides, and we expect that any management agreements we enter into with additional managed companies in the future will provide, for a management fee based on profitability metrics defined in each such management agreement, and these fees may impact our management priorities or cause us to select riskier managed company businesses. Certain of these measures may not be calculated in accordance with generally accepted accounting principles and may exclude the impact of certain costs, expenses and charges such as non-cash equity compensation expenses, depreciation and amortization, unrealized gains, losses or other non-cash items recorded in net income (loss) and non-recurring events, among others. For example, pursuant to the CompoSecure Management Agreement, we will earn a quarterly management fee based on CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended as calculated in accordance with the CompoSecure Management Agreement. See “Item 1. Business – The CompoSecure Management Agreement – Management Fee.”

We face risks associated with conducting due diligence into potential additional managed companies.

Before entering into a management agreement with a new managed company, we expect to conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each managed company. Due diligence might entail evaluation of, among other things, important and complex business, financial, tax, accounting, environment, social and governance matters and legal issues, and assessment of cybersecurity and information technology systems. Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of managed company. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to our reduced control of the functions that are outsourced.

In addition, if we are unable to timely engage third-party providers, our ability to evaluate and negotiate with more complex managed companies could be adversely affected.

When conducting due diligence and making an assessment regarding a potential managed company, we expect to rely on the resources available to us, including publicly available information about a potential managed company, and in some cases, information provided by the company and/or third-party investigations. The due diligence investigation that we, or third parties acting on our behalf, carry out with respect to a potential managed company might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such potential managed company. Certain considerations covered by our diligence are continuously evolving, including from an assessment, regulatory and compliance standpoint, and we may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of potential managed companies could undermine our due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the managed company being successful. Conduct occurring at managed companies, even activities that occurred prior to the Company’s management, could have an adverse impact on our results of operations and financial condition.

We may change our strategies from time to time.

While we generally intend to seek attractive returns primarily through the long-term management of the businesses of CompoSecure and of additional managed companies that we may identify from time to time, we may pursue additional business strategies and may modify or depart from our initial business strategy, process and techniques, in light of changing market conditions or other factors as we determine appropriate. For example, as our management agreements and the related obligations to provide management services will not create a mutually exclusive relationship between us, on the one hand, and any of our managed companies, including CompoSecure Holdings, on the other, we may decide to focus our efforts on the management of the business of one or more of our managed companies including CompoSecure Holdings, a small number of managed companies, or we may pursue additional management agreements with additional managed companies in varied business sectors and/or geographic regions that provide for short- or long-term management of all or less than all of a managed company’s business. Additionally, any projections/estimates regarding the number, size or type of companies that we may manage, the manner in which we may manage such companies, or the fee arrangements that we may enter into with such companies (or similar estimates) are estimates based only on our intent as of the date of such statements and are subject to change due to market conditions and/or other factors.

There is no information as to the nature and terms of any managed companies that a prospective stockholder can evaluate when determining whether to purchase our shares. Stockholders will not have an opportunity to evaluate for themselves or to approve any managed companies or any management arrangements, if any, that we enter into with such additional managed companies. Stockholders will therefore be relying on our discretion whether to manage additional companies and our ability to select any such additional companies to be managed by us and to agree to the terms on which we will manage such companies, including the terms of any management fees. Because management of the business of CompoSecure and any such additional managed companies is expected to occur over a substantial period of time, we face a number of risks, including the risk of adverse changes in the financial markets.

The termination of the CompoSecure Management Agreement or the management agreements that we may enter into with other companies from time to time, or the reduction of the management fees payable to us thereunder, would materially and adversely affect us.

The CompoSecure Management Agreement will initially have a term of 10 years, following which it will be subject to automatic renewal for successive 10-year periods. We and CompoSecure Holdings will each have the right to terminate the CompoSecure Management Agreement upon the occurrence of certain events, including certain events in connection with which CompoSecure Holdings will have the right to terminate the CompoSecure Management Agreement without paying to us any termination fees. See “Item 1. Business – The CompoSecure Management Agreement – Termination Fees.” Additionally, following the initial term of the CompoSecure Management Agreement, the management fees payable to us thereunder could be reduced, including upon an election by us not to receive our management fee for a given quarterly period. See “Item 1. Business – The CompoSecure Management Agreement – Management Fees.” Furthermore, the management agreements that we may enter into with other companies from time to time may contain termination and renewal provisions, and those provisions may or not be similar to the termination and renewal provisions contained in the CompoSecure Management Agreement. The termination of any management agreement, including the CompoSecure Management Agreement, or the reduction of fees payable to us thereunder, would each have a material adverse impact on our financial condition and results of operations.

Our managed companies, including CompoSecure Holdings, may not be able to successfully fund future activities of new businesses on acceptable terms.

In order for our managed companies to undertake certain future business activities, including future strategic acquisitions, we expect that our managed companies, including CompoSecure Holdings, will need to raise capital primarily through the sale of additional shares of equity securities or through the incurrence of debt. The timing and size of such funding cannot be readily predicted, and our managed companies may need to obtain funding on short notice in order for them and for us to fully benefit from attractive opportunities. Such funding may not be available on terms favorable or acceptable to us or at all, which could limit our managed companies’ ability to undertake these business activities, and which in turn could materially adversely impact our ability to successfully pursue our strategy of growth.

We may enter into management agreements with a limited number of companies, or with companies that are concentrated in certain industries or geographic regions, which could negatively affect our performance to the extent those concentrated holdings perform poorly.

We are not subject to any requirements as to the degree of diversification of the companies we manage, either by size, geographic region, asset type or sector. Although we expect to seek to manage diversified companies, to the extent the companies we manage are concentrated in a particular market, we may become more susceptible to fluctuations in value and returns resulting from adverse economic or business conditions affecting that particular market. During periods of difficult market conditions or economic slowdown in certain regions and in certain countries, the adverse effect on us could be exacerbated by a geographic or sectoral concentration of our managed companies. For us to achieve attractive returns, it might be the case that one or a few of our managed companies need to perform very well. There are no assurances that this will be the case.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations regarding a wide range of matters relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, leases, litigation, among others, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in our assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

We are a new company and have a limited operating history.

We have a limited operating history upon which prospective stockholders can evaluate our performance. Further, stockholders should draw no conclusions from the prior experience of the members of our management team and should not expect to achieve similar returns. The past performance of our management team is not predictive of our performance, in particular because the structure, terms and objectives of the entities in or through which they achieved such performance may differ from ours. Any information regarding performance by, or businesses associated with, David Cote and other members of our management team is presented for informational purposes only. Any past experience and performance, including related to the acquisition of interests in, and management of, companies by David Cote or other members of our management team is not a guarantee of any results with respect to our future performance. You should not rely on the historical record and performance of David Cote or other members of our management team, or the companies and other entities with which they are or have been associated, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our managed companies may differ in a number of respects from previous companies that our management team have managed or in which they have invested. Additionally, our management team has not previously sponsored or managed a company whose business is based on the generation of fees from the long-term management of public companies across multiple industries, sectors and geographies. Moreover, we are subject to all of the business risks and uncertainties associated with any new managed company, including the risk that we will not achieve our business objectives and that the value of our common stock could decline substantially.

We and our managed companies are dependent upon our key personnel for our future success, particularly David Cote and Tom Knott.

We are dependent on our key management members to carry out our business strategies, including the management of CompoSecure Holdings, the identification and management of additional managed companies from time to time, and the execution of our business strategy described in the section titled “Item 1. Business.” Our future success depends to a significant extent on the continued service and coordination of our personnel, including our senior management team, particularly David Cote, our Executive Chairman, and Tom Knott, our Chief Executive Officer. The extent and nature of the experience of Mr. Cote, Mr. Knott and our other personnel and the nature of the relationships they have with external contacts, although not guarantees of positive results, are critical to the success of our business. Our personnel have significant management experience, and we cannot assure stockholders of their continued employment with us. The unplanned departure of any of our personnel could have a material adverse effect on our ability to implement our business strategy and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, competition for experienced management personnel could require us to pay higher compensation and provide additional benefits to retain or attract qualified personnel, which could result in higher compensation expenses for us. Additionally, our management members’ other commitments may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. See “Risks Related to Our Business — Conflicts of interest with our directors, executive officers or other employees could damage our reputation and negatively impact our business.”

Conflicts of interest with our directors, executive officers or other employees could damage our reputation and negatively impact our business.

Our arrangements with our directors, executive officers and other employees could give rise to additional conflicts of interest. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to arrangements with our directors, executive officers and other employees, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.

Potential conflicts of interest with our directors, executive officers or other employees. Our directors, executive officers and other employees, including Mr. Cote and Mr. Knott, may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Additionally, some of our directors, executive officers or other employees are or will be directors, executive officers, employees or direct or indirect holders of interests in CompoSecure and/or our other managed companies. In addition, our directors, executive officers and other employees are not expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our managed companies. Our management agreements and the related obligations to provide management services will not create a mutually exclusive relationship between us, on the one hand, and our managed companies, including CompoSecure Holdings, on the other. As a result, our directors, executive officers and other employees may have duties to these other entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. One or more committees of our Board, excluding any directors who may have an interest or involvement, will review and address, as appropriate, certain actual or perceived conflicts of interest involving, among others, our executive officers or directors, and our related person transactions policy requires the review by one or more committees of our Board, excluding any directors who may have an interest or involvement, of certain transactions involving us and our directors, executive officers, 5% or greater stockholders and other related persons as defined under the policy. Nevertheless, potential or perceived conflicts could lead to investor dissatisfaction, harm our reputation or result in litigation or regulatory enforcement actions.

Interest of our directors, executive officers or other employees in our managed companies. Certain of our directors, executive officers and other employees, or their respective affiliates, directly or indirectly, currently hold and may in the future hold interests in CompoSecure, and may in the future hold interests in our other managed companies, in each case that differ from your interests in such companies. While we believe that these interests help align the interests of our directors, executive officers and other employees with those of our managed companies’ investors and provide a strong incentive to enhance the performance of our managed companies, these arrangements could also give rise to conflicts of interest. For example, pursuant to the CompoSecure Management Agreement, we will have the ability to waive or defer any fees payable to us by CompoSecure Holdings, and we expect to negotiate additional management agreements such that we will have the ability to waive or defer fees payable from time to time from additional managed companies under their respective management agreements, and the interests of our directors, executive officers and other employees (or their respective affiliates) in such managed companies could influence our decisions whether to waive or defer any such fees. Additionally, our directors, executive officers and other employees may from time to time receive a portion of their compensation from our managed companies, which may influence the manner in which we manage such companies. Additionally, some of our directors, executive officers or other employees (or their respective affiliates) may also have or make personal investments in entities that are not affiliated with us that may compete for the same management opportunities, which likewise could give rise to potential conflicts of interest.

Risks Related to the Business of CompoSecure

Rapidly evolving domestic and global economic conditions are beyond CompoSecure’s control and could materially adversely affect CompoSecure’s business, operations and results of operations.

U.S. and international markets and, in particular, the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including from the after-effects of the COVID-19 pandemic, the war in Ukraine, the conflict in Israel, Gaza and the surrounding areas, inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for CompoSecure and its suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause CompoSecure’s existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for CompoSecure to predict future operating results, particularly for its Arculus products and services. If these uncertain business, macroeconomic or political conditions continue or further decline, CompoSecure’s business, financial condition and results of operations could be materially adversely affected, each of which could impact the CompoSecure Management Fee payable to us.

CompoSecure may not be able to sustain its revenue growth rate in the future.

CompoSecure may not continue to achieve sales growth in the future, and you should not consider its sales growth in fiscal 2024 as indicative of future performance. It is also possible that CompoSecure’s growth rate may slow in future periods due to a number of factors, which may include slowing demand for its products, increased competition, decreasing growth of its overall market or inability to engage and retain customers. If CompoSecure is unable to maintain consistent sales or continue its sales growth, it may be difficult for CompoSecure to maintain profitability, which could have an adverse impact on the CompoSecure Management Fee payable to us.

Failure to retain existing customers or identify and attract new customers could adversely affect CompoSecure’s business, financial condition and results of operations.

CompoSecure’s two largest customers are JPMorgan Chase and American Express. Together, these customers represented approximately 63% and 71% of CompoSecure Holdings’ net sales for the years ended December 31, 2024 and 2023, respectively. CompoSecure’s ability to meet its customers’ high-quality standards in a timely manner is critical to its business success. If CompoSecure is unable to provide its products and services at high quality and in a timely manner, its customer relationships may be adversely affected, which could result in the loss of customers.

CompoSecure’s ability to maintain relationships with its customers or attract new customers may be affected by several factors beyond its control, including more attractive product offerings from its competitors, widespread industry disruptions (such as adverse crypto market disruptions, adoption or enactment of new legislation or agency rules and the outcomes of regulatory enforcement actions and other major litigation), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, CompoSecure may also be limited in the products it can offer and the pricing it can receive for such products due to restrictions present in certain of its customer contracts, which may negatively impact its ability to retain existing customers or attract new customers. If CompoSecure experiences difficulty retaining customers and attracting new customers, its business, financial condition and results of operations may be materially and adversely affected, which may materially and adversely affect the CompoSecure Management Fee payable to us.

Any failure by CompoSecure to identify, manage, integrate and complete acquisitions and other significant transactions successfully could harm its financial results, business and prospects.

As part of CompoSecure’s business strategy, CompoSecure may from time to time seek to acquire businesses or interests in businesses, including non-controlling interests, or form joint ventures or create strategic alliances. The due diligence CompoSecure undertakes with respect to potential targets may not reveal or highlight all relevant facts that are necessary or helpful in evaluating the potential target, and CompoSecure will incur expenses in connection with performing such due diligence whether or not an acquisition is ultimately completed. Whether CompoSecure realizes the anticipated benefits from such activities may depend, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, its correct assessment of assumed liabilities and the management of the operations. Accordingly, CompoSecure’s financial results could be adversely affected by unanticipated performance and liability issues, its failure to achieve synergies and other benefits CompoSecure expected to obtain, transaction-related charges, or other factors some or all of which may materially and adversely affect the CompoSecure Management Fee payable to us.

CompoSecure’s ability to realize the expected synergies and benefits of an acquisition may be subject to, among other things, its ability to complete the timely integration of operations and systems, standards, controls, procedures, policies and technologies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination, and difficulties in managing the expanded operations of a significantly larger and more complex combined business.

Data and security breaches could compromise CompoSecure’s systems and confidential information, cause reputational and financial damage and increase risks of litigation, which could adversely affect its business, financial condition and results of operations.

CompoSecure’s IT infrastructure’s ability to reliably and securely protect the sensitive confidential information of its customers, which include large financial institutions, is critical to its business. Security breaches have become more common across many industries. Cyber incidents have been increasing in sophistication and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code and other deliberate attacks and attempts to gain unauthorized access. The occurrence of these types of incidents in CompoSecure’s computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, including sensitive personal information of customers and employees, which could harm CompoSecure’s business and reputation, adversely affect consumers’ confidence in CompoSecure’s business and products, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of customers, pose increased risks of lawsuits and subject CompoSecure to potential financial losses.

Additionally, it is possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by CompoSecure’s customers, suppliers or other vendors.

CompoSecure has administrative, technical and physical security measures in place and has policies and procedures in place to both evaluate the security protocols and practices of its vendors and to contractually require service providers to whom CompoSecure discloses data to implement and maintain reasonable privacy and security measures. However, although cybersecurity remains a high priority, CompoSecure’s activities and investment may not sufficiently protect its system or network against cyber threats, nor sufficiently prevent or limit the damage from any future security breaches. As these threats continue to evolve, CompoSecure may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, which could materially and adversely affect CompoSecure’s business, financial condition and results of operations. Although CompoSecure maintains cyber liability insurance, CompoSecure cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to CompoSecure on economically reasonable terms or at all. Furthermore, any material breach of CompoSecure’s security systems could harm its competitive position, result in a loss of customer trust and confidence and cause CompoSecure to incur significant costs to mitigate or remedy any damage resulting from system or network disruptions, whether caused by cyber-attacks, security breaches or otherwise, which could ultimately adversely affect its business, financial condition and results of operations and adversely affect the CompoSecure Management Fee payable to us.

System outages, data loss or other interruptions affecting CompoSecure’s operations could adversely affect its business and reputation.

The ability to efficiently execute and operate business functions and systems without interruption is critical to CompoSecure’s business. A significant portion of the communication between CompoSecure’s employees, customers and suppliers relies upon CompoSecure’s integrated and complex IT systems.

CompoSecure depends on the reliability of its IT infrastructure and software and its ability to expand and innovate its technologies and technological processes in response to changing needs. A system outage or data loss or interruption could cause damage to CompoSecure’s brand and reputation. Such operational interruptions could also cause CompoSecure to become liable to third parties, including its customers.

CompoSecure must be able to protect its processing and other systems from interruption to successfully operate its business. In an effort to do so, CompoSecure has taken preventative actions and adopted protective procedures to ensure the continuation of core business operations in the event that normal operations could not be performed because of events outside of CompoSecure’s control. These actions and procedures taken and adopted by CompoSecure may, however, insufficiently prevent or limit the damage from future disruptions, if any, and any such disruptions could adversely affect CompoSecure’s business, financial condition and results of operations and could adversely affect the CompoSecure Management Fee payable to us.

Disruptions at CompoSecure’s primary production facility may adversely affect its business, results of operations and/or financial condition.

A substantial portion of CompoSecure’s manufacturing capacity is located at its primary production facility. Any serious disruption at such facility could impair CompoSecure’s ability to manufacture enough products to meet customer demand and could increase its costs and expenses and adversely affect its revenues. CompoSecure’s other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet its customers’ expectations or requirements. Long-term production disruptions may cause its customers to modify their payment card programs to use plastic cards or to seek an alternative supply of metal cards. Any such production disruptions could adversely impact CompoSecure’s business, financial condition and results of operations, which could adversely impact the CompoSecure Management Fee payable to us.

CompoSecure’s future growth may depend upon its ability to develop, introduce, manufacture and commercialize new products, which can be a lengthy and complex process. If CompoSecure is unable to introduce new products and services in a timely manner, its business could be materially adversely affected.

The markets for CompoSecure’s products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources and requires the ability to accurately forecast technological, market and industry trends. For example, CompoSecure has historically focused on the payment card industry, but it is a new entrant into the digital assets industry. In order to achieve successful technical execution of new products, CompoSecure may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of its existing customers. CompoSecure may also experience difficult market conditions, such as the recent widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby CompoSecure could incur significant additional cost and expense. If the products and solutions derived from the Arculus platform fail to gain market acceptance, CompoSecure’s ability to achieve future growth could be significantly impaired. In addition, competitors may develop and commercialize competing products faster and more efficiently than CompoSecure is able to do so, which could further negatively impact its business.

CompoSecure’s product and service offerings could be rendered obsolete if CompoSecure is unable to develop and introduce innovative products in a cost-effective and timely manner. In particular, the rise in the adoption of wireless or mobile payment systems may make physical metal cards less attractive as a method of payment, which could result in less demand for these products. Although to date CompoSecure has not witnessed a material reduction in card-based payments in the United States resulting from the emergence of wireless or mobile payment systems, such payment systems offer consumers an alternative method to make purchases without the need to carry a physical card by relying on cellular telephones or other technological products to make payments. If these wireless or mobile payment systems are widely adopted, it could result in a reduction of the number of physical payment cards issued to consumers. Moreover, other developing or unforeseen technology solutions and products could render CompoSecure’s existing products unpopular, irrelevant or obsolete altogether.

CompoSecure’s ability to develop and deliver new products and services successfully will depend on various factors, including its ability to: effectively identify and capitalize upon opportunities in new and emerging product markets; invest resources in innovation and research and development; develop and implement new processes for the manufacture or offer of new products or services; complete and introduce new products and integrated services solutions in a timely manner; license any required third-party technology or intellectual property rights; qualify for and obtain required industry certification for its products; and retain and hire talent experienced in developing new products and services. CompoSecure’s business and growth also depend in part on the success of its strategic relationships with third parties, including technology partners or other technology companies whose products are integrated with CompoSecure’s products.

Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and CompoSecure’s integrations in particular, or errors or defects in such third parties’ technologies or products, could adversely affect CompoSecure’s relationships with customers, damage its brand and reputation and could adversely affect CompoSecure’s business, financial condition and results of operations, which could adversely affect the CompoSecure Management Fee payable to us.

CompoSecure’s ability to enhance its existing products and to develop and introduce innovative new products that continue to meet the needs of its customers may affect its future success. CompoSecure may experience difficulties that could delay or prevent the successful development, marketing or deployment of these products, or its newly enhanced services may not meet market demands or achieve market traction. CompoSecure’s potential failure to complete or gain market acceptance of new products, services and technologies could adversely affect its ability to retain existing customers or attract new ones.

A disruption in CompoSecure’s operations or supply chain or the performance of its suppliers, liquidity partners and/or development partners could adversely affect its business and financial results.

As a company engaged in manufacturing and distribution, CompoSecure is subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which CompoSecure has no control. Some of the key components used in the manufacture of CompoSecure’s products are metals, NFC-enabled chips and EMV chips, which CompoSecure sources from several key suppliers. CompoSecure obtains its components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of CompoSecure’s suppliers and/or development partners could subject CompoSecure to losses or adversely affect its ability to bring products to market. Additionally, the failure of CompoSecure’s suppliers and/or development partners to comply with applicable standards, perform as expected and deliver goods and services in a timely manner in sufficient quantities could adversely affect CompoSecure’s customer service levels and overall business. Any increases in the costs of goods and services for CompoSecure’s business may also adversely affect its profit margins, particularly if CompoSecure is unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Additionally, CompoSecure partners with third-party providers to offer certain Arculus-related services to its customers. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet CompoSecure’s expectations, experiences a cybersecurity incident, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time or is subject to regulatory enforcement proceedings concerning their operations, the operations of the Arculus solutions could be disrupted or otherwise adversely affected.

Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and CompoSecure’s Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber-attacks.

Cybersecurity markets are experiencing significant and fast-paced technological change, evolving industry standards and customer needs. CompoSecure’s Arculus Authenticate solutions represent a new and innovative approach to identity protection and may not achieve widespread market acceptance. Other methods, technologies, products or services may offer similar or better authentication solutions than CompoSecure’s hardware authentication solutions. If CompoSecure is unable to adapt to such changes, its ability to compete effectively may be adversely impacted, which could have a negative effect on CompoSecure’s business, financial condition or results of operations, which could adversely impact the CompoSecure Management Fee payable to us. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber-attacks.

Internal and external factors, including possible defects in CompoSecure’s products, or system failures in services provided by third parties for use with Arculus Authenticate solutions, could cause CompoSecure’s products and/or services to become vulnerable to security attacks which could result in the loss of identity protection for businesses and consumers. As the Arculus Authenticate solutions include hardware tokens which are expected to be replaced from time to time as needed (similar to payment cards), CompoSecure does not intend to provide remote updates or upgrades to its hardware products. There is, therefore, a risk that CompoSecure’s hardware authentication products could become ineffective against evolving cybersecurity threats. Any such developments, real or perceived, may have a negative impact on CompoSecure’s reputation, which could have a negative effect upon its business, financial condition or results of operations, and which could negatively impact the CompoSecure Management Fee payable to us.

Digital asset storage systems, such as the Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to CompoSecure’s reputation and brand.

Digital assets have the potential to be used for financial crimes or other illegal activities. Even if CompoSecure complies with all laws and regulations, CompoSecure has no ability to ensure that its customers, partners or others to whom it licenses or sells its products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity CompoSecure receives regarding any allegations of unlawful uses of the Arculus Cold Storage Wallet could damage its reputation, and such damage could be material and adverse, including to aspects of CompoSecure’s business that are unrelated to the Arculus platform. More generally, any negative publicity regarding unlawful uses of digital assets in the marketplace could materially reduce the demand for CompoSecure’s products and solutions derived from the Arculus platform.

The Arculus Cold Storage Wallet uses an architecture where the private keys needed to access digital assets are stored outside of the Internet. Through the use of the Arculus Cold Storage Wallet, CompoSecure’s three-factor authentication technology may be able to increase the safety of users’ assets during storage, as compared to storing such digital assets in a hot storage wallet, which is constantly connected to the internet. Further, digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the public network. There is no guarantee that these security measures or any that CompoSecure may develop in the future will be effective. Notwithstanding the increased security of the Arculus Cold Storage Wallet as compared to a hot storage wallet system, any loss of private keys, or hack or other compromise or failure, of the Arculus Cold Storage Wallet and its security features could materially and adversely affect CompoSecure’s customers’ ability to access or sell their digital assets and could cause significant reputational harm to CompoSecure’s Arculus Cold Storage Wallet business, which could have a material adverse effect on CompoSecure’s business, financial condition and results of operations and materially adversely affect the CompoSecure Management Fee payable to us.

Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects CompoSecure’s business, prospects or operations.

Regulatory uncertainty surrounding the digital asset environment and the regulatory classification of such digital assets

As digital assets have grown in both popularity and market size, the regulatory approach by governments worldwide has varied significantly, with some deeming them illegal and others permitting their use and trade under specified conditions. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including in the United States.

The occurrence of adverse market events, such as bankruptcies of prominent digital asset entities (like FTX), may increase regulatory scrutiny and may prompt new compliance requirements that could adversely affect CompoSecure’s ability to develop and offer digital asset-related services and products, such as the Arculus Cold Storage Wallet, or impose significant costs on CompoSecure.

In the United States, the legal and regulatory landscape applicable to digital assets remains uncertain, with overlapping authority existing between and among various U.S. federal agencies, including the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC. This regulatory overlap contributes to ongoing legal and regulatory ambiguity, particularly concerning whether and, if so, when certain transactions in digital assets constitute transactions in securities.

U.S. regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While the SEC has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC believes were operating, among other things, as unregistered exchanges, thus far, such cases have not resolved the legal uncertainty in the United States concerning digital assets, including questions concerning the very application of the U.S. federal securities laws to digital assets and digital asset-related activities, including in the secondary trading market. Several of such recent enforcement actions are court cases that remain ongoing and, to the extent that courts have rendered opinions, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another.

While actions taken by President Trump following his January 2025 inauguration have appeared to signal the beginning of a much more favorable U.S. governmental approach to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including non-fungible tokens (“NFTs”), decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn regulatory attention in recent years.

In particular, as a result of actions by private plaintiffs and regulators alike, under various theories of liability, among other things, DAOs have been characterized by certain plaintiffs as unincorporated associations or general partnerships, with some plaintiffs asserting that liability should be assigned to participants in DAO governance, while others have sought to establish joint and several liability for DAO members generally, including on negligence theories of liability. The terms “DeFi” and “DAO” may be interpreted broadly to encompass a wide variety of projects, services and participants, and if a regulator or private plaintiff were to claim that Arculus is deemed to have participated in or facilitated DeFi- or DAO-related activities that were in violation of applicable law, there may be significant associated risks, including the potential for joint and several liability.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including some with a focus on digital asset market structure. While multiple bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure, at this time, it is unclear whether any of these bills ultimately will become law.

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, OFAC sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant to seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. At present, as a result of ongoing litigation concerning the virtual currency mixer known as Tornado Cash, uncertainty exists concerning the ability of OFAC to impose sanctions in the digital asset space, particularly in the case of immutable smart contracts.

In addition, the U.S. Treasury, the Internal Revenue Service (the “IRS”) and other agencies also continue to propose new rules and guidance applicable to digital assets, such as regulations on tax information reporting and withholding obligations. In December 2024, the U.S. Treasury finalized a rule requiring digital asset brokers, including non-custodial brokers, to report additional user information, although such rule is the subject of ongoing litigation.

In addition to a lack of clarity at the U.S. federal level, the various U.S. states and the District of Columbia take a variety of differing approaches to digital asset regulation and legislation, which may not be consistent with the positions of other U.S. states or other jurisdictions, or with the U.S. federal government’s approach. For that reason, even if the U.S. federal government under the Trump administration takes a more crypto-friendly stance to digital asset regulations, that does not necessarily mean that U.S. states or other jurisdictions will adopt a consistent or similar approach.

In sum, the U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If CompoSecure is found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that CompoSecure could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject it to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of CompoSecure’s Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. CompoSecure’s failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging its noncompliance with applicable laws or regulations, could materially and adversely affect CompoSecure, its business and its results of operations, which could materially and adversely affect the CompoSecure Management Fee payable to us.

Further, a particular digital asset’s status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if CompoSecure is unable to properly characterize a digital asset or assess its tax treatment, CompoSecure may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect CompoSecure’s business, operating results and financial condition, each of which may materially and adversely affect the CompoSecure Management Fee payable to us.

In order to determine whether a particular digital asset is a security (or whether transactions in such digital assets would constitute an offer or sale of a security), prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, CompoSecure relies upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology CompoSecure has used, and expects to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as “securities,” CompoSecure’s business may be subject to additional risk because such digital assets are subject to heightened scrutiny, including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, CompoSecure may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt sales of CompoSecure’s Arculus products and services and materially adversely affect the CompoSecure Management Fee payable to us. Alternatively, CompoSecure may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and CompoSecure may be unsuccessful in efforts to establish such a partnership.

In addition, CompoSecure does not currently intend to effect or otherwise facilitate trading in securities by its Arculus customers through the use of its Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Despite implementing policies and procedures to monitor compliance with relevant laws, with a goal of ensuring that CompoSecure’s Arculus activities do not result in CompoSecure inadvertently acting as an unregistered broker-dealer or investment advisor, CompoSecure cannot assure that these measures will be completely effective. Should regulators challenge CompoSecure’s stance regarding its non-obligations under various securities regulations, this could have a material and adverse impact on its operations. If CompoSecure is found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, CompoSecure would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security, or it partners with a third-party registered broker-dealer or investment adviser, acquire a registered broker-dealer or investment adviser or register CompoSecure as a securities broker-dealer or investment adviser, any of which CompoSecure may elect not to do or may not be successful in doing. For any period of time during which CompoSecure is found to have inadvertently acted as an unregistered broker-dealer or investment adviser, CompoSecure could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of its Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. CompoSecure’s failure to comply with applicable laws or regulations, or the costs associated with defending any action alleging its noncompliance with applicable laws or regulations, could materially and adversely affect CompoSecure, its business and its results of operations and materially adversely affect the CompoSecure Management Fee payable to us.

CompoSecure believes the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet does not involve any purchase, sale or other transaction effected by it (or any party other than the sender and the recipient). Further, CompoSecure is not compensated for such user-directed activities. However, regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet, or other Arculus-related activities would require registration and compliance with broker-dealer and/or securities exchange regulations.

Regulatory Risks of Operating as an Unregistered Exchange or as Part of an Unregistered Exchange Mechanism

Any venue that brings together purchasers and sellers of digital assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or “ATS”). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), CompoSecure may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, CompoSecure could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on CompoSecure. While CompoSecure does not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and CompoSecure would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause CompoSecure to discontinue its purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access.

In September 2022, the SEC proposed a rule change concerning the definition of “exchange.” Especially in light of the recent political developments in the United States, it is not yet clear whether or in what form such proposed rule change may be adopted. Nevertheless, it remains possible that a change to the definition of “exchange” could result in regulators determining that the Arculus Cold Storage Wallet is functioning as a securities exchange or ATS or is part of an unregistered exchange mechanism, in which case, the potential registration requirements, or cessation, limitation or other modifications contemplated above could become necessary or advisable. Any such discontinuation, limitation or other modification could negatively affect CompoSecure’s business, operating results, and financial condition, which could negatively impact the CompoSecure Management Fee payable to us.

CompoSecure’s inability to safeguard against misappropriation or infringement of its intellectual property may adversely affect its business.

CompoSecure’s patents, trade secrets and other intellectual property rights are critical to its business. CompoSecure’s ability to safeguard its proprietary product designs and production processes against misappropriation by third parties is necessary to maintain CompoSecure’s competitive position within its industry. Therefore, CompoSecure routinely enters into confidentiality agreements with its employees, consultants and strategic partners to limit access to, and distribution of, CompoSecure’s proprietary information in an effort to safeguard its proprietary rights and trade secrets. However, such efforts may not adequately protect CompoSecure’s intellectual property against infringement and misappropriation by unauthorized third parties. Such third parties could interfere with CompoSecure’s relationships with customers if they are successful in attempts to misappropriate CompoSecure’s proprietary information or copy its products designs, or portions thereof. Additionally, because some of CompoSecure’s customers purchase products on a purchase order basis and not pursuant to a detailed written contract, where CompoSecure does not have the benefit of written protections with respect to certain intellectual property terms beyond standard terms and conditions, CompoSecure may be exposed to potential infringement of its intellectual property rights. Enforcing its intellectual property rights against unauthorized use may be expensive and cause CompoSecure to incur significant costs, all of which could adversely affect CompoSecure’s business, financial condition and results of operations. There is no assurance that CompoSecure’s existing or future patents will not be challenged, invalidated or otherwise circumvented. The patents and intellectual property rights CompoSecure obtains, including its intellectual property rights which are formally registered in the United States and abroad, may be insufficient to provide meaningful protection or commercial advantage. Moreover, CompoSecure may have difficulty obtaining additional patents and other intellectual property protections in the future. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which CompoSecure provides its products or services. Any of the foregoing factors may have a material adverse effect on CompoSecure’s business, which may materially adversely affect the CompoSecure Management Fee payable to us.

CompoSecure may incur substantial costs because of litigation or other proceedings relating to patents and other intellectual property rights.

Companies in CompoSecure’s industry have commenced litigation to properly protect their intellectual property rights. Any proceedings or litigation that CompoSecure initiates to enforce its intellectual property rights, or any intellectual property litigation asserted against CompoSecure, could be costly and divert the attention of managerial and other personnel and further, could result in an adverse judgment or other determination that could preclude CompoSecure from enforcing its intellectual property rights or offering some of its products to its customers. Royalty or other payments arising in settlements could negatively impact CompoSecure’s profit margins and financial results. If CompoSecure is unable to successfully defend against claims that it has infringed the intellectual property rights of others, CompoSecure may need to indemnify some customers and strategic partners related to allegations that its products infringe the intellectual property rights of others. Additionally, some of CompoSecure’s customers, suppliers and licensors may not be obligated to indemnify CompoSecure for the full costs and expenses of defending against infringement claims. CompoSecure may also be required to defend against alleged infringement of the intellectual property rights of third parties because its products contain technologies properly sourced from suppliers or customers. CompoSecure may be unable to determine in a timely manner or at all whether such intellectual property use infringes the rights of third parties. Any such litigation or other proceedings could adversely affect CompoSecure’s business, financial condition and results of operations and could adversely affect the CompoSecure Management Fee payable to us.

Production quality and manufacturing process disruptions could adversely affect CompoSecure’s business.

CompoSecure’s products and technological processes are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. CompoSecure has experienced in the past, and may experience in the future, production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by CompoSecure’s suppliers. Utilities interruption or other factors beyond CompoSecure’s control like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. As a result, CompoSecure may be required to deliver products at a lower quality level in a less timely or cost-effective manner, rework or replace products, or may not be able to deliver products at all. Any such event could adversely affect CompoSecure’s business, financial condition and results of operations, which could adversely affect the CompoSecure Management Fee payable to us.

CompoSecure is dependent on certain distribution partners for distribution of its products and services. A loss of distribution partners could adversely affect CompoSecure’s business.

A small number of distribution partners currently deliver a significant percentage of CompoSecure’s products and services to customers. CompoSecure intends to continue devoting resources in support of its distribution partners, but there are no guarantees that these relationships will remain in place over the short or long term. In addition, CompoSecure cannot be assured that any of these distribution partners will continue to generate current levels of customer demand. A loss of any of these distribution partners could have a material adverse effect on CompoSecure’s business, financial condition and results of operations, which could materially adversely affect the CompoSecure Management Fee payable to us.

CompoSecure faces competition that may result in a loss of its market share and/or a decline in profitability.

CompoSecure’s industry is highly competitive and CompoSecure expects it to remain highly competitive as competitors cut production costs, new product markets develop and other competitors attempt to enter the markets in which CompoSecure operates or new markets in which it may enter. Some of CompoSecure’s existing competitors have more sales, greater marketing, more specialized manufacturing and highly efficient distribution processes. CompoSecure may also face competition from new competitors that may enter its industry or specific product market. Such current or new competitors may develop technologies, processes or products that are better suited to succeed in the marketplace as a result of enhanced features and functionality at lower costs, particularly as technological sophistication of such competitors and the size of the market increase. These factors could lower CompoSecure’s average selling prices, reducing gross margins. If CompoSecure cannot sufficiently reduce its production costs or develop innovative technologies or products, CompoSecure may not be able to compete effectively in its product markets and maintain market share, which could adversely affect its business, financial condition and results of operations and adversely affect the CompoSecure Management Fee payable to us.

CompoSecure Holdings’ long-lived assets represent a significant portion of its total assets, and their full value may never be realized.

CompoSecure Holdings’ long-lived assets recorded as of December 31, 2024 were $28.9 million, representing approximately 11.1% of its total assets, of which CompoSecure Holdings has recorded plant, equipment and leasehold improvements of $23.4 million, as CompoSecure Holdings operations require significant investments in machinery and equipment.

CompoSecure Holdings reviews other long-lived assets for impairment on an as-needed basis and when circumstances, alterations or other events indicate that an asset group or carrying amount of an asset may not be recoverable. Examples of these other long-lived assets include intangible but identifiable assets and plant, equipment and leasehold improvements. Such write-downs of long-lived assets may result from a drop in future expected cash flows and worsening performance, among other factors. If CompoSecure Holdings must write-down long-lived assets, it records the appropriate charge, which may adversely affect its results of operations and may adversely affect the CompoSecure Management Fee payable to us.

CompoSecure’s failure to operate its business in compliance with the security standards of the payment card industry or other industry standards applicable to its customers, such as payment networks certification standards, could adversely affect its business.

Many of CompoSecure’s customers issue their cards on the payment networks that are subject to the security standards of the payment card industry or other standards and criteria relating to product specifications and supplier facility physical and logical security that CompoSecure must satisfy in order to be eligible to supply products and services to such customers. CompoSecure’s contractual arrangements with its customers may be terminated if CompoSecure fails to comply with these standards and criteria.

CompoSecure makes significant investments in its facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. CompoSecure may become ineligible to provide products and services to its customers if CompoSecure is unable to continue to meet these standards. Many of the products CompoSecure produces and services CompoSecure provides are subject to certification with one or more of the payment networks. CompoSecure may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if CompoSecure were to lose its certification from one or more of the payment networks or payment card industry certification for one or more of CompoSecure’s facilities. If CompoSecure is not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, CompoSecure could lose a substantial number of its customers, which could have a material adverse effect on its business, financial condition and results of operations, and which could have a material adverse effect on the CompoSecure Management Fee payable to us.

As consumers and businesses spend less, CompoSecure’s business, operation outcomes and financial state may be adversely affected.

Companies that rely heavily on consumer and business spending are exposed to changing economic conditions and are impacted by changes in consumer confidence, consumer spending, discretionary income levels or consumer purchasing habits. A continuous decline in general economic conditions, particularly in the United States, or increases in interest rates, may reduce demand for CompoSecure’s products, which could negatively impact its sales. An economic downturn could cause credit card issuers to switch card programs to plastic cards, seek lower-priced metal hybrid card suppliers, reduce credit limits, close accounts and become more selective with respect to whom they issue credit cards. Such conditions and potential outcomes could adversely affect CompoSecure’s financial performance, business and results of operations, each of which could adversely affect the CompoSecure Management Fee payable to us.

Product liability and warranty claims and their associated costs may adversely affect CompoSecure’s business.

The nature of CompoSecure’s products is highly complex. As a result, CompoSecure cannot guarantee that defects will not occur from time to time. CompoSecure may incur extensive costs as a result of these defects and any resulting claims. For example, product recalls, writing down defective inventory, replacing defective items, lost sales or profits, and third-party claims can all give rise to costs incurred by CompoSecure. CompoSecure may also face liability for judgments and/or damages in connection with product liability and warranty claims. Damage to CompoSecure’s reputation could occur if defective products are sold into the marketplace, which could result in further lost sales and profits. To the extent that CompoSecure relies on purchase orders to govern its commercial relationships with its customers, CompoSecure may not have specifically negotiated the allocation of risk for product liability obligations. Instead, CompoSecure typically relies on warranties and limitations of liability included in its standard forms of order acceptance, invoice and other contract documents with its customers. Similarly, CompoSecure obtains products and services from suppliers, some of which also use purchase order documents which may include limitations on product liability obligations with respect to their products and services. As a result, CompoSecure may bear all or a significant portion of any product liability obligations rather than transferring this risk to its customers. CompoSecure’s reputation would be harmed and there could be a material adverse effect on its business, financial condition and results of operations if any of these risks materialize, each of which could have a material adverse effect on the CompoSecure Management Fee payable to us.

If tariffs and other restrictions on imported goods are imposed or increased by the U.S. government, CompoSecure’s revenue and operations may be materially and adversely affected.

A portion of the raw materials used by CompoSecure to manufacture its products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the

U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials CompoSecure purchases, and/or materially and adversely affect CompoSecure’s business, financial condition and results of operations. These and future tariffs, as well as any other global trade developments, bring with them uncertainty. CompoSecure cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact CompoSecure’s business, financial condition and results of operations. The realization of each of these risks could negatively impact the CompoSecure Management Fee payable to us.

CompoSecure’s international sales subject CompoSecure to additional risks that can adversely affect its business, operating results and financial condition.

During each of 2024 and 2023, CompoSecure derived 18% of its revenue from sales to customers located outside the U.S. CompoSecure’s ability to convince customers to expand their use of CompoSecure’s products or renew their agreements with CompoSecure are directly correlated to CompoSecure’s direct engagement with such customers. To the extent that CompoSecure is unable to engage with non-U.S. customers effectively, it may be unable to grow sales to international customers to the same degree it has experienced in the past.

CompoSecure’s international operations subject it to a variety of risks and challenges, including:

●	fluctuations in currency exchange rates and related effects on its operating results;
●	general economic and geopolitical conditions, including wars, in each country or region;
●	the impact of Brexit, reduction in billings, foreign currency exchange rates, and trade with the EU;
●	the effects of a widespread outbreak of an illness or disease, or any other public health crisis, such as a resurgence of the COVID-19 pandemic, in each country or region;
●	economic uncertainty around the world; and
●	compliance with U.S. and foreign laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on its ability to sell its products in certain foreign markets, and the risks and costs of non-compliance.

For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. CompoSecure presently produces metal credit cards for a distributor that distributes such cards for resale by a Russian-based bank. While the existing sanctions do not currently prohibit the production and sale of CompoSecure’s metal credit cards to this customer, additional sanctions may be imposed in the future that could prevent CompoSecure from selling to this customer or other customers in the affected regions. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where CompoSecure does business. Any of these risks could adversely affect CompoSecure’s international sales, reduce its international revenues or increase its operating costs, adversely affecting its business, financial condition and operating results, and each of which could adversely affect the CompoSecure Management Fee payable to us.

CompoSecure relies on licensing arrangements in production and other fields, and actions taken by any of its licensing partners could have a material adverse effect on its business.

Some of CompoSecure’s products integrate third-party technologies that CompoSecure licenses or otherwise obtains the right to use. CompoSecure has entered into licensing agreements that provide access to technology owned by third parties. The terms of CompoSecure’s licensing arrangements vary. These different terms could have a negative impact on CompoSecure’s performance to the extent new or existing licensees demand a greater proportion of royalty revenues under CompoSecure’s licensing arrangements. Additionally, such third parties may not continue to renew their licenses with CompoSecure on similar terms or at all, which could negatively impact CompoSecure’s net sales. If CompoSecure is unable to continue to successfully renew these agreements, it may lose its access to certain technologies relied upon to develop certain of its products. The loss of access to those technologies, if not replaced with internally developed or other licensed technology, could have a material adverse effect on CompoSecure’s business and results of operations and could have a material adverse effect on the CompoSecure Management Fee payable to us.

The adoption of new tax legislation could affect CompoSecure’s financial performance.

CompoSecure is subject to income and other taxes in the United States. CompoSecure’s effective tax rate in the future could be adversely affected by changes in tax laws. More generally, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on CompoSecure’s business, financial condition, results of operations and cash flows, which could have a material adverse effect on the CompoSecure Management Fee payable to us.

Pandemics or a resurgence of a pandemic may adversely affect CompoSecure’s business, financial condition, liquidity or results of operations.

The COVID-19 pandemic negatively impacted certain aspects of CompoSecure’s business and operations. The resurgence of the COVID-19 pandemic, or a future pandemic or health epidemic, could adversely affect CompoSecure’s business, financial condition, liquidity or results of operations, and the CompoSecure Management Fee payable to us. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, CompoSecure’s manufacturing processes, including its supply chain, or on its employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict.

Risks Related to Other Managed Companies

Our managed companies may be subject to a number of inherent risks.

We expect that our results will be highly dependent on our ability to negotiate satisfactory management agreements with, and generate management fees from, additional companies that are diversified by sector, industry and geography. These managed companies and their respective businesses will involve a number of significant risks, including that the companies we seek to enter into management agreements with may be:

●	involved in heavily regulated industries, which could require compliance with more complex regulatory and legal regimes, and involve heightened risk of unintentional non-compliance with such regimes, each of which could impose additional costs on the managed company and us and divert our management’s time and effort;
●	subject to commodity price risk and industry market dislocation, meaning that we could be subject to changes in prevailing market prices of a wide range of commodities, including but not limited to, oil, gas, goal, electricity and concrete, as well as government policies relating to commodities such as tariffs;
●	exposed to interest rate risk, meaning that inflation, deflation, slow or stagnant economic growth or recession, unemployment levels, money supply, governmental monetary policies, and instability in domestic and international financial market could result in changes in prevailing market interest rates;

●	emerging or less established with short or no operating histories, fewer products or services than more established companies, fewer customers or clients, higher levels of competition and significant reliance on new technologies, which heightens the consequences of the failure of such products or services or loss of such customers or clients;
●	highly leveraged and subject to restrictive financial and operating covenants which may impair these companies’ ability to respond to changing business and economic conditions and finance future operations and capital needs, resulting in increased expenses and lower income;
●	heavily dependent on patents, trademarks and other intellectual property, which could require compliance with intellectual property legal regimes and result in intellectual property infringement and legal disputes that are costly to resolve; and
●	involved in the technology industry, which is subject to risks of technological disruption, increased competition, changing consumer preferences, short product life cycles and rapidly changing market conditions, which could result in increased costs and downward pressure on pricing.

Any of the foregoing could have material adverse impacts on our management fees and negatively impact our financial condition and results of operations.

Economic recessions or downturns could impair our managed companies and harm our operating results.

The current macroeconomic environment is characterized by labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. We expect that the risks associated with our and our future managed companies’ businesses will be more severe during periods of economic slowdown or recession. Such managed companies may be susceptible to economic slowdowns or recessions. Economic slowdowns or recessions could lead to worse than expected performance at our managed companies, which could result in decreases in the performance- based fees we expect to be paid pursuant to our management agreements. These events could harm our operating results.

Changes in the laws or regulations governing the businesses of our managed companies and any failure by us or our managed companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our managed companies.

Any future managed companies will be subject to changing rules and regulations of federal and state governments, as well as the stock exchanges on which their equity securities are listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the New York Stock Exchange and the Nasdaq Stock Market LLC have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that apply to future managed companies could significantly affect their operations and their cost of doing business. Our managed companies will also be subject to federal, state and local laws and regulations and will be subject to judicial and administrative decisions that affect their operations, and could be subject to additional governmental actions such as tariffs. If these laws, regulations or decisions change, our managed companies may have to incur significant expenses in order to comply, or they might have to restrict their respective operations, in each case which may impact their financial condition and results of operations, which could adversely impact the management fees that we expect to receive in the future.

In addition, if our managed companies do not comply with applicable laws, regulations and decisions, they or we could become subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

We and our managed companies may experience cyber security incidents and are subject to cyber security risks.

We, and the respective businesses of any future additional managed companies will, rely on secure information technology systems for data processing, storage and reporting. These information technology systems may in the past have been, and may in the future be subject to, cyber-attacks, even if such companies design, implement and maintain effective security and controls. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking,” malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Employees of ours and these managed companies may have been and may continue to be the target of fraudulent calls, emails and other forms of activities. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our and our managed companies’ respective businesses, results of operations and financial conditions.

Cyber security failures or breaches by other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators) also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, impediments to trading, the inability of stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. We cannot control the cyber security plans and systems put in place by our service providers and may not fully control the implementation and oversight of the security plans and systems of our managed companies. Even where such plans and systems exist, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. We and our managed companies could be negatively impacted as a result. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we or our managed companies fail to comply with the relevant laws and regulations, we or they could suffer financial losses, a disruption of operations in our or their respective businesses, liability to investors, regulatory intervention or reputational damage.

We may become involved in litigation, arbitration and governmental proceedings, including those stemming from third-party conduct beyond our control.

Our managed companies are and in the future may be, and we may in the future be, involved in or threatened with legal, arbitration and governmental proceedings or investigations from time to time in the ordinary course of business, including disputes with employees, competitors, customers, suppliers, competition authorities, regulators and other authorities, purported whistle-blowers or regulatory agencies concerning allegations of, among other things, breaches of contract, intellectual property infringement, logistics or manufacturing related topics, quality regulations, environmental, health and safety or employment issues, termination of business relationships or alleged or suspected violations of applicable laws in various jurisdictions. The outcome of potential future legal, arbitration and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us or to our managed companies, we may be required to change our business practices or we may incur fines, penalties or monetary losses, some of which may be significant or could disrupt the operation of our business, and the financial performance of our managed companies may be adversely impacted, which may reduce our management fees. Exposure to litigation or other government action, whether directed at us, our customers, suppliers or managed companies, or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition or prospects. Additionally, we and our managed companies may be subject to investigations and extensive regulation by government agencies around the world. As a result, we expect that we may have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations.

Risks Related to Ownership of Our Common Stock

Investing in our securities involves a high degree of risk and is highly speculative.

An investment in our securities may not be suitable for someone with a low risk tolerance. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	volatility in the market price and trading volume of our common stock, including due to our limited public float;
●	our statuses as a controlled company, emerging growth company and a smaller reporting company;

●	volatility in the market price and trading volume of securities of companies in our sector or companies in the sectors in which our managed companies operate, which are not necessarily related to the operating performance of these companies;
●	the inclusion or exclusion of our common stock from certain indices;
●	changes in law, regulatory policies or tax guidelines or interpretations thereof;
●	changes in earnings or variations in operating results;
●	changes in the value of and the performance of our managed companies;
●	departure of our key personnel;
●	operating performance of companies comparable to us;
●	short-selling pressure with respect to shares of our common stock;
●	uncertainty surrounding the strength of the U.S. economy;
●	uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs; and
●	general economic trends and other external factors.

Certain provisions in our certificate of incorporation, bylaws and Delaware law may discourage takeovers and limit the power of our stockholders.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our Company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:

●	establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our Board;
●	permit our Board to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors);
●	establish limitations on the removal of directors;
●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
●	provide that our Board is expressly authorized to make, alter or repeal our bylaws;
●	restrict the forum for certain litigation against us to Delaware;
●	provide that stockholders may not act by written consent following the time when Resolute Compo Holdings LLC (together with its affiliates and successors and assigns (other than the Company and its subsidiaries), collectively, “Investor”) cease to beneficially own at least 40% of the shares of our outstanding common stock, which time we refer to as the “Trigger Date,” which would require stockholder action to be taken at an annual or special meeting of our stockholders;

●	prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Section 203 of the Delaware General Corporation Law, or the DGCL, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL. However, our certificate of incorporation contains a provision that is of similar effect, except that it will exempt from its scope Investor, any direct or indirect transferee of Investor, any of their respective affiliates, any person managed by any member of Investor pursuant a management agreement or similar agreement, any successor of any of the foregoing persons or any “group”, or any member of any such “group”, to which such persons are a party under Rule 13d-5 of the Exchange Act, as described in the description of our common stock, which is filed as an exhibit to this Annual Report.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock. See the description of our common stock, which is filed as an exhibit to this Annual Report.

Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States are the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities that may prevent us from receiving the benefit of certain corporate opportunities.

Under our certificate of incorporation, neither Investor nor any of its affiliates, officers, directors, employees, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we or our managed companies operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Investor or their respective affiliates, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to Investor or their respective affiliates. For example, certain directors of our Company who also serve as an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or its affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business or the businesses of CompoSecure Holdings or our other managed companies from time to time and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Investor to itself or its affiliates instead of to us. A description of our obligations related to corporate opportunities under our certificate of incorporation are more fully described in the description of our common stock, which is filed as an exhibit to this Annual Report.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We plan to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company.

We could remain an “emerging growth company” for up to five years from the date of the consummation of the Spin-Off, or until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1.0 billion in non- convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

We could incur substantial additional costs and experience temporary business interruptions, such costs may increase when we cease to be an emerging growth company, and we may not be adequately prepared to meet the requirements of an independent, publicly traded company on a timely or cost-effective basis.

We have been implementing information technology and other infrastructure to support certain of our business functions necessary to perform our management functions and those of CompoSecure Holdings and other potential managed companies, including accounting and financial reporting, human resources and personnel, legal and compliance, insurance, and communications. We may incur substantially higher costs than currently anticipated. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

In addition, we are directly subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and to conduct annual management assessments of the effectiveness of our internal control over financial reporting (subject to a transition period for newly-public companies), and once we cease to be an emerging growth company, a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. To comply with these requirements, we may need to upgrade our systems and those of CompoSecure Holdings and our other managed companies, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources. If we are unable to upgrade such financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired, and we may be unable to conclude that our internal control over financial reporting is effective. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we or, when applicable, our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Moreover, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and when applicable our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock and could adversely affect our ability to access the capital markets.

Our stock price may fluctuate significantly.

Prior to the Spin-Off, there was no public market for our common stock. We cannot guarantee that an active trading market for our common stock will be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.

We cannot predict the prices at which our common stock may trade in the future. We have a limited public float, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control. See also “Risks Related to Our Spin-Off from CompoSecure — The Spin-Off was taxable and holders of CompoSecure common stock will recognize taxable income, and the resulting tax liability to holders of CompoSecure common stock may exceed the amount of cash received in the Spin-Off in lieu of fractional shares.”

Furthermore, our business profile and market capitalization may not fit the investment objectives of some CompoSecure stockholders and, as a result, these CompoSecure stockholders may sell their shares of our common stock in the future. Low trading volume for our stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility. Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Substantial sales of our common stock may occur in the future, which could cause our stock price to decline or be volatile.

CompoSecure stockholders other than our affiliates, including Resolute Compo Holdings LLC, that received shares of our common stock in the Spin-Off may sell those shares immediately in the public market. The sales of significant amounts of our common stock or the perception in the market that such sales might occur may decrease the market price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We may be unable to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all, for a variety of reasons, including that compliance with the requirements of being an independent, publicly traded company will require significant amounts of our management’s time and effort, which may divert management’s attention from managing the affairs of our managed companies and operating and growing our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, cash flows and results of operations could be adversely affected.

We or CompoSecure may fail to perform under various transaction agreements that were executed as part of the separation.

In connection with the separation, and prior to the Spin-Off, we entered into various transaction agreements with CompoSecure and CompoSecure Holdings related to the Spin-Off. We will rely on CompoSecure or CompoSecure Holdings, as applicable, to satisfy its respective performance obligations under these agreements. If we, CompoSecure or CompoSecure Holdings are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations, cash flows and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are developing an information security program designed to assess, identify, and manage risks from cybersecurity threats. As part of this program, we plan to conduct periodic assessments of our assets to evaluate the effectiveness of applicable security controls. We expect that these assessments will be informed by industry standard frameworks and include a review of our information security controls to assess cybersecurity maturity compared to our peers and other security awareness trainings.

We engage an external information technology consulting firm to assist with detecting potential threats to our information assets. In addition, we have implemented a cybersecurity third-party risk management process to assess mission and business critical third parties for cyber risks and to assist the business in making risk-informed technology product and services decisions. Our practice is to perform due diligence on third parties who maintain material data or information to help us evaluate and verify third party information security capabilities.

Our process is designed to detect and respond to cybersecurity incidents that may represent a threat to the confidentiality, integrity or availability of our information assets is based on industry standards and practices of peer companies. Our technology, procedures and key vendors with security responsibilities are designed to help contain, eradicate and recover from cybersecurity incidents in a timely manner. Senior management will be informed about incidents that may have a significant impact on the business. Incidents will be reviewed once they are resolved, and policies and controls will be updated to help mitigate gaps. We have not identified risks from known cybersecurity threats or past incidents that have materially affected or are reasonably likely to materially affect us.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see “Item 1A. Risk Factors.”

Governance

Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management, including risks from cybersecurity threats. Our Audit Committee has specific oversight of risk management, including risks from cybersecurity threats.

We have engaged an external information technology managed services provider to assist us in day-to-day IT support and strengthening our cybersecurity preventative measures. The firm reports to our Chief Financial Officer and provides periodic cybersecurity updates to the Audit Committee of our Board of Directors on at least an annual basis. Our incident response process contemplates that the executive team will notify the Audit Committee of our Board of Directors of any material cybersecurity incident.

Item 2. Properties

Our principal executive offices consist of leased office space in New York, New York. We do not own any real property.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the twelve months preceding the date of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information for Common Stock

Since February 28, 2025, our common stock has been listed on the Nasdaq Stock Market LLC, under the symbol “RHLD”. On March 26, 2025, the closing price of a share of our common stock was $33.12.

Holders

As of March 26, 2025, there were seven holders of record of common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

Dividend Policy

As an independent, publicly traded company, we will be determining the optimal allocation of capital to achieve our strategy and deliver competitive returns to our stockholders, including whether to pay cash dividends to our stockholders. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items our Board will consider when establishing a dividend policy will be our capital needs and opportunities to retain future earnings for use in the operation of our business and to fund future growth. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the fiscal year ended December 31, 2024, no repurchases were made pursuant to the program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For financial reporting purposes, we are required under U.S. generally accepted accounting principles to consolidate the financial statements of CompoSecure Holdings. As we are a newly formed entity, the Management’s Discussion and Analysis of Financial Condition and Results of Operations presented herein and in our future filings with respect to periods prior to the Spin-Off will be represented by the historical Management’s Discussion and Analysis of Financial Condition and Results of Operations of CompoSecure Holdings. Accordingly, except as otherwise indicated, the discussion and analysis in this section relates to CompoSecure Holdings’ historical financial condition and results of operations prior to the completion of the Spin-Off, and does not reflect the impact that the Spin-Off will have on us. Additionally, the financial statements of Resolute Holdings for periods ending following the completion of the Spin-Off will be prepared on a different basis from those of CompoSecure Holdings, and accordingly, our financial statements, financial condition and results of operations are expected to differ materially from those of CompoSecure Holdings and from the following discussion and analysis and any forward-looking statements contained therein. Accordingly, the following discussion and analysis should be read in conjunction with CompoSecure Holdings’ financial statements and corresponding notes and Resolute Holdings’ financial statements and corresponding notes, each included elsewhere in this Annual Report.

CompoSecure operates its business through a subsidiary of CompoSecure Holdings and, accordingly, references in this section to the business and operations of CompoSecure refer to the business and operations of CompoSecure Holdings.

This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our and CompoSecure Holdings’ actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Statement Concerning Forward-Looking Statements.” Certain columns and rows within tables may not add due to the use of rounded numbers.

OVERVIEW

Resolute Holdings

We were formed on September 27, 2024 to provide operating management services to CompoSecure Holdings and any other companies we may manage in the future. Until the completion of the Spin-Off on February 28, 2025, we were a wholly owned subsidiary of CompoSecure Holdings, had not engaged in any business operations and had no assets or liabilities, other than those incidental to our formation. Following the completion of the Spin-Off, the sole source of our revenues will be management fees we may receive pursuant to our management agreements, which currently consists solely of the CompoSecure Management Agreement. See “Item 1. Business – The CompoSecure Management Agreement.” As a result, for the foreseeable future, our performance, financial condition and results of operations will depend entirely on the performance of CompoSecure Holdings.

CompoSecure Holdings

CompoSecure creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. CompoSecure’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. CompoSecure is a platform for next generation payment technology, security, and authentication solutions. CompoSecure maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. CompoSecure has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. CompoSecure serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

KNOWN TRENDS OR FUTURE EVENTS; FACTORS AFFECTING OPERATING RESULTS

Resolute Holdings

Until the completion of the Spin-Off on February 28, 2025, Resolute Holdings had neither engaged in any operations nor generated any revenues. Accordingly, our only activities during the fiscal year ended December 31, 2024 were organizational activities and those necessary to prepare for the Spin-Off. We will not generate any revenues until the receipt of the CompoSecure Management Fee, which we expect will commence in the second quarter of the fiscal year ending December 31, 2025 (pro rata for the first quarter of the 2025 fiscal year). Following the completion of the Spin-Off, we have incurred, and expect to continue to incur, increased expenses as a result of being a public company.

CompoSecure Holdings

U.S. and international markets and particularly the rapidly evolving digital assets industry, are experiencing uncertain and volatile economic conditions, including the war in Ukraine, the ongoing conflict in Israel, Gaza and the surrounding areas, sustained inflation, threats or concerns of recession, and supply chain disruptions. These conditions make it extremely difficult for CompoSecure Holdings and its suppliers to accurately forecast and plan future business activities. Additionally, a significant downturn in the domestic or global economy may cause existing customers of CompoSecure Holdings to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for CompoSecure Holdings to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, the business, financial condition and results of operations of CompoSecure Holdings could be materially adversely affected.

CompoSecure’s Arculus platform offers a broad range of secure authentication and digital asset storage solutions and enables its consumer Arculus Cold Storage Wallet for digital assets. CompoSecure believes that consumers can achieve enhanced protection by controlling their private keys with a cold storage wallet, such as the Arculus Cold Storage Wallet. At the same time, this market cycle has created uncertainty in timing for CompoSecure’s anticipated Arculus ramp up, as some of its partners and targets have been impacted. Therefore, CompoSecure has been taking a measured approach to better target the timing of its investments to support near-term and long-term opportunities.

CompoSecure believes that its performance and future success depend on a number of factors that present significant opportunities for the company but also pose risks and challenges.

RESULTS OF OPERATIONS

Resolute Holdings

Resolute Holdings had neither engaged in any operations nor generated any revenues during the fiscal year ended December 31, 2024. Our operating expenses in 2024 consisted of expenses allocated to Resolute Holdings from CompoSecure and CompoSecure Holdings’ financial records related to the direct and ongoing operation of Resolute Holdings. The expenses primarily related to salaries, benefits, bonus accruals, and equity-based compensation for personnel that were employees of CompoSecure Holdings during 2024 and whose employment was subsequently transferred to Resolute Holdings in connection with the Spin-Off. The remaining expenses consisted of audit fees, licenses and subscriptions, miscellaneous office expenses, and other general and administrative expenses.

CompoSecure Holdings

Recent Developments

On June 11, 2024, CompoSecure paid a special cash dividend to the holders of is Class A Common Stock and made a corresponding distribution to Class B unitholders of CompoSecure Holdings. As a result of the special cash dividend and distribution, the conversion price of outstanding 7.00% Exchangeable Senior Notes due 2026 of CompoSecure Holdings (the “CompoSecure Exchangeable Notes”) was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of CompoSecure’s Class A Common Stock per $1,000 principal amount of notes exchanged.

On August 7, 2024, all of the holders of CompoSecure’s Class B Common Stock entered into stock purchase agreements with Resolute Holdings I, LP and its affiliated vehicles (“Resolute”), pursuant to which the selling stockholders exchanged their 51,908,422 Class B Units of CompoSecure Holdings (and corresponding shares of CompoSecure’s Class B Common Stock) for shares of CompoSecure’s Class A Common Stock, eliminating CompoSecure’s existing dual-share class structure. On September 17, 2024, the transactions (the “Resolute Transaction”) closed, and Resolute Compo Holdings LLC became the majority owner of CompoSecure by acquiring 49,290,409 shares of CompoSecure’s Class A Common Stock for an aggregate purchase price of approximately $372.1 million, or $7.55 per share, representing approximately a 60% voting interest, and, as of February 28, 2025, Resolute Compo Holdings LLC together with its affiliates owned approximately 51% of the voting interest of CompoSecure’s Class A Common Stock. Neither CompoSecure nor CompoSecure Holdings was party to the stock purchase agreements. Prior to the Resolute Transaction, holders of CompoSecure’s Class B Common Stock held Class B Units of CompoSecure Holdings. Subsequent to the Resolute Transaction, CompoSecure owns 100% of CompoSecure Holdings. Additionally, as a result of the Resolute Transaction, CompoSecure no longer has shares of Class B Common Stock outstanding or a non-controlling interest as of December 31, 2024.

Effective September 19, 2024, the completion of the Resolute Transaction triggered a “Fundamental Change” as defined in the Indenture to the CompoSecure Exchangeable Notes (the “Indenture”). Triggering the Fundamental Change provision provided holders of the CompoSecure Exchangeable Notes a choice to: (1) exchange their CompoSecure Exchangeable Notes for shares of CompoSecure’s A Common Stock at a temporarily increased exchange rate of 104.5199 shares per $1,000 principal amount of CompoSecure Exchangeable Notes until November 27, 2024 (with the exchange rate then reverting to the existing 91.0972 shares per $1,000 principal amount of CompoSecure Exchangeable Notes); (2) have CompoSecure Holdings repurchase for cash of all of such holder’s notes on November 29, 2024 at a repurchase price equal to 100% of the principal amount of the CompoSecure Exchangeable Notes to be repurchased plus accrued and unpaid interest; or (3) continue to hold the CompoSecure Exchangeable Notes. A notice was sent to all holders of CompoSecure Exchangeable Notes on October 9, 2024 providing details of these choices. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. Through December 31, 2024, an aggregate of $130.0 million of the CompoSecure Exchangeable Notes had been surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of CompoSecure’s Class A Common Stock. As of December 31, 2024 all of the CompoSecure Exchangeable Notes were exchanged into shares of CompoSecure’s Class A Common Stock.

On August 7, 2024, CompoSecure Holdings entered into a Fourth Amended and Restated Credit Agreement with J.P. Morgan Change and the lenders party thereto to refinance its senior secured indebtedness, which increased the maximum borrowing capacity of the credit facility to $330.0 million comprising of a term loan of $200.0 million and a revolving credit facility of $130.0 million. The senior credit facility is set to mature on August 7, 2029. See “Liquidity and Capital Resources—CompoSecure Holdings” below.

On February 28, 2025, the Parent completed the Spin-Off, in connection with which CompoSecure Holdings and Resolute Management entered into the CompoSecure Management Agreement. See “Item 1. Business” above.

Key Components of Results of Operations

Net Sales

Net sales reflect CompoSecure Holdings’ revenue generated primarily from the sale of its products. Product sales primarily include the design and manufacturing of metal cards, including contact and dual interface cards. CompoSecure Holdings also generates revenue from the sale of Prelams (which refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.

Cost of Sales

CompoSecure Holdings’ cost of sales includes the direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.

Gross Profit and Gross Margin

CompoSecure Holdings’ gross profit represents its net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.

Operating Expenses

CompoSecure Holdings’ operating expenses are comprised of selling, general, and administrative expenses, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.

Income from Operations and Operating Margin

Income from operations consists of CompoSecure Holdings’ gross profit less its operating expenses. Operating margin is income from CompoSecure Holdings’ operations as a percentage of its net sales.

Other Expense, net

Other expense primarily consists of changes in fair value of derivative liability and interest expense, net of any interest income and amortization of deferred financing costs.

Net Income

Net income consists of CompoSecure Holdings’ income from operations, less other expenses.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table presents the results of operations of CompoSecure Holdings for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Net sales	$420,571	$390,629	$29,942	8%
Cost of sales	201,344	181,547	19,797	11%
Gross profit	219,227	209,082	10,145	5%
Operating expenses:
Selling, general and administrative expenses	92,545	83,547	$8,998	11%
Income from operations	126,682	125,535	1,147	1%
Other expense, net	(16,424)	(24,333)	7,909	(33)%
Net income	$110,258	$101,202	$9,056	9%

	Year Ended December 31,
	2024	2023
Gross Margin	52%	54%
Operating margin	30%	32%

Net Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$343,465	$321,470	$21,995	7%
International	77,106	69,159	7,947	11%
Total	$420,571	$390,629	$29,942	8%

CompoSecure Holdings’ net sales for the year ended December 31, 2024 increased by $29.9 million, or 8%, to $420.6 million compared to $390.6 million for the year ended December 31, 2023. The increase was driven by continued domestic growth in the company’s premium payment card business, which was up 7%, and international sales, which were up 11%.

Domestic: CompoSecure Holdings’ domestic net sales for the year ended December 31, 2024 increased $22.0 million, or 7%, to $343.5 million compared to $321.5 million for the year ended December 31, 2023. The increase was primarily due to higher customer acquisition by the company’s clients as they continued to experience higher demand.

International: CompoSecure Holdings’ international net sales for the year ended December 31, 2024 increased $7.9 million, or 11%, to $77.1 million compared to $69.2 million for the year ended December 31, 2023. The international customer base is comprised of a larger population of smaller customers relative to the domestic customer base. There were increased sales across the customer base driving growth in net sales during 2024.

In addition, the following table presents the company’s net sales for the three months ended December 31, 2024 compared to December 31, 2023:

	Three Months Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Net Sales	$100,859	$99,900	$959	1%

CompoSecure Holdings’ net sales for the three months ended December 31, 2024 increased $1.0 million, or 1%, to $100.9 million compared to $99.9 million for the three months ended December 31, 2023.

Gross Profit and Gross Margin

CompoSecure Holdings’ gross profit for the year ended December 31, 2024 increased $10.1 million, or 5%, to $219.2 million compared to $209.1 million for the year ended December 31, 2023, while the gross profit margin decreased from 54% to 52%. The decrease in gross margin was partially driven by initial production of new and innovative card constructions, which resulted in lower production efficiencies and the impact of inflationary pressure on wages and materials for the year ended December 31, 2024.

Operating Expenses

CompoSecure Holdings’ operating expenses for the year ended December 31, 2024 increased $9.0 million, or 11%, to $92.5 million compared to $83.5 million for the year ended December 31, 2023. The increase was driven primarily by an increase in stock based compensation of $3.2 million, increases in salaries and commission expense of $1.4 million, increase in bonus expenses of $3.3 million, increase in computer software supplies of $0.8 million, increase in depreciation of $0.8 million and increase in various other costs of $0.6 million. The increases were partially offset by reduction in marketing expenses of $0.6 million and decrease in professional fees of $0.5 million.

Income from Operations and Operating Margin

During the year ended December 31, 2024, CompoSecure Holdings had income from operations of $126.7 million compared to income from operations of $125.5 million for the year ended December 31, 2023. CompoSecure Holdings’ operating margin for the year ended December 31, 2024 decreased to 30% compared to 32% for the year ended December 31, 2023. The decrease in operating margin was primarily due to the decrease in gross margin as a percentage of revenue and increase in operating expenses offset by revenue growth.

Other Expenses, Net

Other expenses for the year ended December 31, 2024 decreased $7.9 million, or 33%, to $16.4 million compared to $24.3 million for the year ended December 31, 2023. The overall decrease in other expenses was primarily due to decreases in interest expense of $7.3 million and changes in fair value of derivative liability of $0.6 million.

Net Income

CompoSecure Holdings’ net income for the year ended December 31, 2024 was $110.3 million, compared to net income of $101.2 million for the year ended December 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Resolute Holdings

General

The discussion and analysis of Resolute Holdings’ financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve the management of Resolute Holdings making estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. Resolute Holdings’ actual results may differ from those estimates under different assumptions or conditions.

Resolute Holdings evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. See Note 2 in Resolute Holdings’ consolidated financial statements for a complete description of the significant accounting policies that have been followed in preparing Resolute Holdings’ audited consolidated financial statements.

The accounting policies described below are those that Resolute Holdings considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.

Expense Allocation

Expenses incurred for the benefit of Resolute Holdings have been allocated to our financial statements from CompoSecure and CompoSecure Holdings’ financial records based on whether the expense related to the direct and ongoing operation of Resolute Holdings.

CompoSecure Holdings

General

The discussion and analysis of CompoSecure Holdings’ financial condition and results of operations is based upon its audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve the management of CompoSecure Holdings making estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. CompoSecure Holdings’ actual results may differ from those estimates under different assumptions or conditions. CompoSecure Holdings evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of share based compensation, estimates of derivative liability associated with the CompoSecure Exchangeable Notes which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap. See Note 6, 9 and 11 in the Notes to CompoSecure Holdings’ consolidated financial statements for further discussion of the nature of these assumptions and conditions. See Note 2 in CompoSecure Holdings’ consolidated financial statements for a complete description of the significant accounting policies that have been followed in preparing CompoSecure Holdings’ audited consolidated financial statements.

The accounting policies described below are those that CompoSecure Holdings considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.

Revenue Recognition

CompoSecure Holdings recognizes revenue in accordance with the accounting standard ASC 606 when the performance obligations under the terms of CompoSecure Holdings’ contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refer to the products offered by CompoSecure Holdings, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or a customer has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.

The primary judgments relating to CompoSecure Holdings’ revenue recognition include determining whether (i) the contract with a customer exists; (ii) performance obligations are identified; (iii) the transaction price is determined; (iv) the transaction price is allocated to performance obligations; and (v) the distinct performance obligations are satisfied by transferring control of the product or service to the client. Transfer of control is typically evaluated from the customer’s perspective.

CompoSecure Holdings invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 60 days of the invoice, a significant financing component is not included within the contracts.

The majority of CompoSecure Holdings’ contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, CompoSecure Holdings’ contracts are generally short term in nature.

Revenue is measured in an amount that reflects the consideration CompoSecure Holdings expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates and returns.

CompoSecure Holdings’ products do not include an unmitigated right of return unless the product is non-conforming or defective. If the goods are non-conforming or defective, the defective goods are replaced or reworked or, in certain instances, a credit is issued for the portion of the order that was non-conforming or defective. A provision for sales returns and allowances is recorded based on experience with goods being returned. Most returned goods are re-worked and subsequently re-shipped to the customer and recognized as revenue. Historically, returns have not been material to CompoSecure Holdings.

Additionally, CompoSecure Holdings has a rebate program with certain customers allowing for rebates based on achieving a certain level of shipped sales during the calendar year. These rebates are estimated and updated throughout the year and recorded against revenues and the related accounts receivable.

On occasion, CompoSecure Holdings receives requests from customers to hold purchased products. CompoSecure Holdings evaluates these requests as bill and hold arrangements. CompoSecure Holdings recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606 which indicates that, for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) CompoSecure Holdings does not have the ability to use the product or direct it to another customer. During the years ended December 31, 2024 and 2023 CompoSecure Holdings recognized $8.1 million and $0 of revenue under bill and hold arrangements.

Equity-Based Compensation

CompoSecure Holdings estimates the fair value of option awards using a Black-Scholes option valuation model. Option valuation model requires CompoSecure Holdings to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. The expected term assumption reflects the period for which CompoSecure Holdings believes the option will remain outstanding. This assumption is based upon the historical and expected behavior of the option holders and may vary based upon the behavior of different groups of option holders. The most subjective estimate is the expected volatility of the underlying unit when determining the fair market value of an option granted. As there was no trading history for CompoSecure’s equity prior to 2021, CompoSecure Holdings utilized a blend of an appropriate index and volatility in CompoSecure’s stock price to estimate the volatility assumption when calculating the fair value of options granted during 2024. An entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price. CompoSecure Holdings used the historical closing values of comparable publicly held entities to estimate volatility. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. During the year ended December 31, 2024, CompoSecure granted 1,674,074 non qualified stock options to employees of the Company. CompoSecure also granted restricted stock units and performance based stock units under its 2021 incentive plan during the years ended December 31, 2024 and 2023. See Note 9 to CompoSecure Holdings’ consolidated financial statements.

Market and Credit Risk

Financial instruments that potentially subject CompoSecure Holdings to credit risk consist principally of investments in cash, cash equivalents, short-term investments and accounts receivable. CompoSecure Holdings’ primary exposure is credit risk on receivables as CompoSecure Holdings does not require any collateral for its accounts receivable. Credit risk is the loss that may result from a trade customer’s or counterparty’s nonperformance. CompoSecure Holdings uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, employing credit mitigation measures such as analyzing customers’ financial statements, and accepting personal guarantees and various forms of collateral. CompoSecure Holdings believes that its customers and counterparties will be able to satisfy their obligations under their contracts.

CompoSecure Holdings maintains cash and cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. CompoSecure Holdings is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. CompoSecure Holdings performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. CompoSecure Holdings has not experienced any losses on such accounts.

Recently Adopted Accounting Policies

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. CompoSecure Holdings adopted this standard and has reflected updates to its segment reporting in CompoSecure Holdings’ consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Resolute Holdings

As indicated in the accompanying financial statements of Resolute Holdings, at December 31, 2024, we had only immaterial amounts of cash. Since the completion of the Spin-Off, we have incurred, and we expect to continue incurring, significant costs as we make the initial resource investments required to build the capabilities required for us to perform our duties required by the CompoSecure Management Agreement.

Prior to the completion of the Spin-Off, we received approximately $11.1 million from CompoSecure Holdings pursuant to the Separation and Distribution Agreement, which, together with the management fees we expect to receive pursuant to the CompoSecure Management Agreement, we expect will be sufficient for our liquidity needs during the fiscal year ending December 31, 2025. We intend to use these funds to hire and compensate personnel and establish the legal, financial reporting, accounting and auditing compliance infrastructure necessary following the completion of the Spin-Off to perform our duties required by the CompoSecure Management Agreement. We expect to begin receiving management fees pursuant to the CompoSecure Management Agreement commencing in the second quarter of the fiscal year ending December 31, 2025 (pro rata for the first quarter of the 2025 fiscal year), subject to our ability under the CompoSecure Management Agreement to waive the payment of management fees. See “Item 1. Business – The CompoSecure Management Agreement”.

We expect our primary liquidity requirements during the period prior to our initial receipt of management fees pursuant to the CompoSecure Management Agreement to include personnel and related costs, insurance, legal, accounting and other expenses in connection with regulatory reporting requirements, rent for office space, utilities and secretarial and administrative support, Nasdaq listing fees and other miscellaneous expenses.

On February 28, 2025, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as lender (“JPMC”) (the “Credit Agreement”). The Credit Agreement provides for a $5 million loan through a senior secured revolving credit facility available to be used by the Company. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. The foregoing summary of the Credit Agreement is not complete and is qualified in its entirety by reference to the full text of the Credit Agreement attached as an exhibit to this Annual Report and which is incorporated herein by reference.

We believe that our cash and available credit facility are sufficient to meet our liquidity needs for at least the next 12 months. We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimates of the costs of personnel compensation and establishing the infrastructure necessary to build the capabilities required for us to perform our duties required by the CompoSecure Management Agreement are lower than the actual amount necessary to do so, we may have insufficient funds available to operate our business. Moreover, we may need to obtain additional financing, in which case, we may issue additional securities or incur debt. See “Risk Factors.”

CompoSecure Holdings

CompoSecure Holdings’ primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on its term loan and revolving credit facility. CompoSecure Holdings’ primary cash requirements include operating expenses, debt service payments (principal and interest) and capital expenditures (including property and equipment).

As of December 31, 2024, CompoSecure Holdings had cash and cash equivalents of $71.6 million and total debt principal outstanding of $197.5 million. As of December 31, 2023, CompoSecure Holdings had cash and cash equivalents of $38.2 million and total debt principal outstanding of $340.3 million.

CompoSecure Holdings believes that cash flows from its operations and available cash and cash equivalents as well as the availability of a revolving credit facility of $130 million (as described below), are sufficient to meet its liquidity needs, including the repayment of its outstanding debt, for at least the next 12 months. CompoSecure Holdings anticipates that to the extent that it requires additional liquidity, it will be funded through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. CompoSecure Holdings cannot be assured that it will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, CompoSecure Holdings’ liquidity and its ability to meet its obligations and fund its capital requirements are also dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, CompoSecure Holdings cannot assure that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although CompoSecure Holdings has no specific current plans to do so, if CompoSecure Holdings decides to pursue one or more significant acquisitions, it may incur additional debt to finance such acquisitions.

On August 7, 2024, CompoSecure Holdings entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “CompoSecure 2024 Credit Facility” and collectively with the 2021 Credit Facility, the “CompoSecure Credit Facilities”) to refinance its existing $310 million credit facility, which was set to mature on December 16, 2025 (the “CompoSecure 2021 Credit Facility”). In conjunction with the CompoSecure 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330 million comprised of a term loan of $200 million (the “CompoSecure 2024 Term Loan”) and a revolving credit facility of $130 million (the “CompoSecure 2024 Revolver”). At December 31, 2024, there was $197.5 million of total debt outstanding under CompoSecure Holdings’ existing credit facilities. No amounts were drawn on the CompoSecure 2024 Revolver as of December 31, 2024. Additional amounts may be available for borrowing during the term of the CompoSecure 2024 Revolver, up to the full $130 million, as long as CompoSecure Holdings maintains a net leverage ratio as stipulated in the agreement governing the CompoSecure 2024 Credit Facility. As of December 31, 2024, CompoSecure Holdings’ net leverage ratio met the requirement for the available borrowing as defined in the terms of the agreement governing the CompoSecure 2024 Credit Facility. The CompoSecure 2024 Credit Facility will mature on August 7, 2029.

Two lenders who participated in the CompoSecure 2021 Credit Facility did not participate in the CompoSecure 2024 Credit Facility and transferred their debt to other lenders. The CompoSecure 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, CompoSecure Holdings wrote-off approximately $0.1 million in unamortized debt issuance costs related to the lenders who did not participate in the

CompoSecure 2024 Credit Facility which is included in Loss on Extinguishment of Debt in Other Expense in the accompanying consolidated statements of operations. In conjunction with the CompoSecure 2024 Credit Facility, CompoSecure Holdings incurred approximately $0.7 million in lender fees and $0.1 million in other third-party fees related to the CompoSecure 2024 Revolver and approximately $1.1 million in lender fees and $0.2 million in other third-party fees related to the CompoSecure 2024 Term Loan. The $1.1 million of lender fees related to the CompoSecure 2024 Term Loan have been capitalized and these fees, along with $0.8 million of unamortized debt issuance costs related to the CompoSecure 2021 Credit Facility, will be amortized into interest expense through the maturity date of the CompoSecure 2024 Term Loan using the effective interest method. Similarly, $0.7 million of lender fees and $0.1 million of other third-party fees related to the CompoSecure 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the CompoSecure 2024 Revolver using the straight-line method. The $0.2 million other third-party fees related to the CompoSecure 2024 Term Loan were expensed as incurred.

On December 30, 2024, CompoSecure Holdings executed Amendment No. 1 to the CompoSecure 2024 Credit Facility (the “CompoSecure December 2024 Amendment”) to permit the Spin-Off. There were no changes to the lenders as a result of the amendment which is accounted for as a modification. CompoSecure Holdings incurred $0.2 million of lender fees in connection with the CompoSecure December 2024 Amendment which will be amortized through the maturity of the CompoSecure 2024 Credit Facility.

The CompoSecure Credit Facilities, including the CompoSecure 2024 Credit Facility, require CompoSecure Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The CompoSecure Credit Facilities also require CompoSecure Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The CompoSecure 2024 Credit Facility provides for CompoSecure Holdings to prepay the term loans without penalty or premium. The CompoSecure Credit Facilities are secured by substantially all of the assets of CompoSecure Holdings.

Interest on the revolving credit facilities and the term loans are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the Applicable Rate (as defined in the CompoSecure 2024 Credit Facility), which can range from 1.75% to 2.75% based on CompoSecure Holdings’ leverage ratio.

The CompoSecure 2024 Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of CompoSecure Holdings’ assets, and affiliate transactions. CompoSecure Holdings may also be required to make repayments on the CompoSecure 2024 Credit Facility in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of CompoSecure Holdings’ annual financial statements. CompoSecure Holdings was in compliance with all covenants as of December 31, 2024. See Note 6 to the CompoSecure Holdings consolidated financial statements in this Annual Report for additional information.

On April 19, 2021, concurrently with the execution of the Merger Agreement, CompoSecure Holdings entered into subscription agreements with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on the closing date of CompoSecure’s initial business combination, the CompoSecure Exchangeable Notes, which were issued by CompoSecure Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130.0 million that were exchangeable into shares of CompoSecure common stock at an initial conversion price of $10.98 per share (and, from September 19, 2024 to November 27, 2024, at a conversion price of $9.57 per share, which was temporarily decreased pursuant to an automatic adjustment mechanism set forth in the indenture governing the CompoSecure Exchangeable Notes), subject to the terms and conditions of an indenture entered into with the trustee under the indenture. As of November 29, 2024, all $130.0 million aggregate principal amount of the CompoSecure Exchangeable Notes had been exchanged for shares of CompoSecure common stock, and no CompoSecure Exchangeable Notes remained outstanding at December 31, 2024.

Net Cash Provided by Operations

Cash provided by CompoSecure Holdings’ operating activities for the year ended December 31, 2024 was $152.1 million compared to cash provided by its operating activities of $112.1 million during the year ended December 31, 2023. The cash provided by operating activities of $15.8 million was primarily attributable to increases in net income of $9.1 million, equity compensation expense of $3.2 million, and changes in working capital of $26.8 million.

Net Cash Used in Investing

Cash used in CompoSecure Holdings’ investing activities for the year ended December 31, 2024 was $9.9 million, primarily relating to capital expenditures of $7.4 million, investment in SAFE of $1.5 million and capitalized software expenditures of $1.0 million, compared to cash used in investing activities of $10.9 million for capital expenditures during the year ended December 31, 2023.

Net Cash Used in Financing

Cash used in CompoSecure Holdings’ financing activities for the year ended December 31, 2024 was $108.8 million, compared to cash used in CompoSecure Holdings’ financing activities for the year ended December 31, 2023 of $71.3 million. Cash used in financing activities for the year ended December 31, 2024 primarily related to tax distributions of $50.1 million, special distribution of $15.6 million, repayment of scheduled principal payments of term loan of $12.8 million, and payments for taxes related to net share settlement of equity awards of $8.9 million. CompoSecure Holdings also made payments of $2.1 million for costs related to the 2024 term loan debt modification and transferred 19.2 million to Parent. Cash used for the year ended December 31, 2023 primarily related to payment of distributions to non-controlling interests, repayment of scheduled term loan principal payments, payments for taxes related to net share settlement of equity awards, receipt of transfers from Parent and costs related to the term loan debt modification.

Contractual Obligations

The following table summarizes, as of December 31, 2024, CompoSecure Holdings’ material expected contractual cash obligations by future period (see Notes 6, and 7 to CompoSecure Holdings’ consolidated financial statements):

	Payments due by Period
	1 year or less	Years 2‑3	Years 4‑5	After Year 5	Total

	($ amounts in thousands)
Long-term Debt (1)	$11,250	$31,250	$155,000	$—	$197,500
Operating Leases (2)	2,502	3,152	1,205	—	6,859
Total	$13,752	$34,402	$156,205	$—	$204,359
(1)	Includes principal only. See Note 6 to CompoSecure Holdings’ consolidated financial statements.
(2)	See Note 7 to CompoSecure Holdings’ consolidated financial statements.

As of December 31, 2024, CompoSecure Holdings has purchase commitments with a supplier of approximately $10.7 million for 2025 and $2.0 million for 2026.

Financing

CompoSecure Holdings is party to the 2024 Credit Facility with various banks. For a more complete description of the Company’s debt obligations, see Note 6 to CompoSecure Holdings’ consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Resolute Holdings

Cash held by us following our inception and during our fiscal year ended December 31, 2024 was is held in a bank account at one of the largest financial institutions in the United States. The individual balance, at times, may exceed federally insured limits. These deposits may be redeemed upon demand, and we believe that the financial institution that holds our cash is financially sound. Accordingly, as of December 31, 2024, we had no material exposure to credit risk or interest rate risk.

CompoSecure Holdings

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, CompoSecure uses variable rate debt to finance its operations. CompoSecure is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of December 31, 2024, CompoSecure had $197.5 million in debt outstanding under the CompoSecure 2024 Credit Facility, all of which was variable rate debt.

CompoSecure Holdings performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2024, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of December 31, 2024, CompoSecure had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate

	($in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, CompoSecure Holdings receives payments based on the greater of 1-month SOFR rate or a minimum of 1.00%.

CompoSecure Holdings has designated the interest rate swap as a cash flow hedge for accounting purposes that was determined to be effective. CompoSecure Holdings determined the fair value of the interest rate swap to be zero at the inception of the agreement and $2.7 million at December 31, 2024. CompoSecure Holdings reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. CompoSecure Holdings reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in CompoSecure Holdings’ financial statements.

Item 8. Financial Statements

Table of Contents to the Financial Statements

Audited Financial Statements of Resolute Holdings Management, Inc.

Audited Financial Statements of CompoSecure Holdings, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Resolute Holdings Management, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of Resolute Holdings Management, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ deficit, and cash flows from September 27, 2024 (date of inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows from September 27, 2024 (date of inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

RESOLUTE HOLDINGS MANAGEMENT, INC.

BALANCE SHEET

December 31, 2024

Assets
Current Assets
Cash and cash equivalents	$98
Total current assets	98
Deferred tax asset	24,555
Total Assets	$24,653

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	814,112
Total current liabilities	814,112
Total liabilities	814,112

Commitments and contingencies (Note 9)

Common stock, 0.0001 Par Value, 1,000 shares authorized, issued and outstanding	—
Additional paid-in-capital	1,544,159

Accumulated deficit	(2,333,618)
Total stockholder’s deficit	(789,459)

Total Liabilities and Stockholder’s Deficit	$24,653

The accompanying notes are an integral part of these financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.

STATEMENT OF OPERATIONS

From the Inception Date of September 27, 2024 to December 31, 2024

Operating Revenues
Management fees	$—
Total operating revenues	—
Operating Expenses
Salaries and benefits	1,220,720
Equity-based compensation	1,046,253
Professional fees	66,600
Other operating expenses	24,600
Total operating expenses	2,358,173
Net Operating Loss	(2,358,173)

Loss Before Income Taxes	(2,358,173)
Income tax benefit	24,555
Net Loss	(2,333,618)
Net Loss Per Common Share
Basic & diluted	$(2,334)
Common Shares Outstanding
Weighted average shares used to compute net loss per share - basic & diluted	1,000

The accompanying notes are an integral part of these financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.

CHANGES IN STOCKHOLDERS’ DEFICIT

From the Inception Date of September 27, 2024 to December 31, 2024

	Common
	Common		Accumulated	Additional	Total Stockholders’
	Shares	Amount	Deficit	Paid-in Capital	Deficit
Balance at September 27, 2024	—	$—	$—	$—	$—
Issuance of common stock	1,000	—	—	100	100
Contribution by parent	—	—	—	1,544,059	1,544,059
Net loss	—	—	(2,333,618)	—	(2,333,618)
Balance at December 31, 2024	1,000	$—	$(2,333,618)	$1,544,159	$(789,459)

The accompanying notes are an integral part of these financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

From the Inception Date of September 27, 2024 to December 31, 2024

Cash Flow from Operating Activities
Net loss	$(2,333,618)
Adjustments to reconcile net loss to net cash used in operating activities
Equity-based compensation	1,046,253
Deferred tax benefit	(24,555)
Increase in accrued liabilities	814,112
Net Cash Used in Operating Activities	(497,808)

Net Cash Provided by (Used in) Investing Activities	—

Cash Flows from Financing Activities
Contribution by parent	497,806
Proceeds from common stock	100
Net Cash Provided by Financing Activities	497,906

Net Increase in Cash	98
Cash balance at September 27, 2024	—
Cash balance at December 31, 2024	$98

The accompanying notes are an integral part of these financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Resolute Holdings Management, Inc. (“Resolute Holdings” or the “Company”) is a Delaware corporation formed on September 27, 2024 (“Inception Date”). It is organized to provide operating management services to CompoSecure Holdings, L.L.C. (“CompoSecure Holdings” or, solely for purposes of these financial statements, “Parent”), a direct, wholly owned subsidiary of CompoSecure, Inc. (“CompoSecure”) and other companies it may manage in the future, both in the United States and internationally. The Company intends to earn management fees from CompoSecure Holdings pursuant to the CompoSecure Management Agreement that was executed in connection with the Spin-Off from CompoSecure on February 28, 2025. See footnote 11 for further details on the Spin-Off and CompoSecure Management Agreement.

Resolute Holdings intends to provide operating management services to generate recurring, long-duration management fees from CompoSecure Holdings and other companies it may manage in the future. The Company will apply a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses, including CompoSecure Holdings, and at Resolute Holdings. The Company will also apply its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company operates on a calendar year basis with the first day of the calendar year being January 1, and the last day of the year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Expense Allocation

From the Inception Date to December 31, 2024, all expenses incurred by CompoSecure and CompoSecure Holdings for the benefit of and directly related to the ongoing operations of the Company are reflected in these financial statements. The expenses include:

•	Salaries and benefits comprised of payments made to employees of CompoSecure Holdings whose employment was subsequently transferred to Resolute Holdings, or benefits paid on their behalf.
•	Equity-based compensation comprised of awards of CompoSecure equity to employees of CompoSecure Holdings, who are dedicated to the operations of the Company.
•	Professional fees comprised of fees incurred for services provided for the benefit of the Company including audit fees.
•

Other operating expenses comprised of costs incurred to support the operation of the Company including software licenses and subscriptions, miscellaneous office expenses, and other general and administrative expenses.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

Segment Reporting

The Company is managed and operated as one business as the entire business is managed by a single management team that reports to the Chief Executive Officer. The Company’s chief operating decision-maker is its Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. The Company does not operate separate lines of business and does not review discrete financial information to allocate resources to separate products or locations and accordingly, the Company views its business as one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with financial institutions with maturities of less than 90 days.

Income Tax

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities (net of valuation allowances, if any) are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Loss Per Share

Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of basic and diluted common stock outstanding during the period.

Fair Value Measurements

The Company determines fair value in accordance with ASC 820 Fair Value Measurement (“ASC 820”). The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents and accrued expenses. As of December 31, 2024, the carrying values of cash and cash equivalents and accrued expenses approximate fair value because of the short-term maturity of these instruments.

Equity-Based Compensation

CompoSecure has equity-based compensation plans which are described in more detail in Note 4. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. See Note 4 for a discussion of the valuation of equity-based compensation.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024 - 03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220 - 40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024 - 03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (“non-PBEs”), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The rate reconciliation disclosure requirements differ for PBEs as compared to non-PBEs. The income taxes paid disclosures are the same for all entities. The Company will adopt this ASU on January 1, 2025 and is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

3.	EQUITY TRANSACTIONS

Stock Issuance

The Company issued and authorized 1,000 shares of $0.0001 par value common stock to CompoSecure Holdings on the Inception Date in exchange for $100 in cash.

Contribution by Parent

As of December 31, 2024, CompoSecure Holdings had paid operating expenses in the form of cash and CompoSecure equity on behalf of Resolute Holdings prior to the Spin-Off in the amount of $1,544,159. This amount is accounted for as an investment by the parent company and is reflected as additional paid-in capital on the Company’s balance sheet and statement of stockholders’ deficit.

4.EQUITY COMPENSATION

The following table summarizes equity-based compensation expenses included in the statement of operations arising from awards of CompoSecure equity to employees of CompoSecure Holdings, who were dedicated to the operations of Resolute Holdings from the Inception Date to December 31, 2024:

Inception to December 31, 2024
Stock option expense	747,627
Restricted stock unit expense	298,626
Total equity-based compensation expense	$1,046,253

Restricted Stock Units

During the period from the Inception Date to December 31, 2024, CompoSecure granted Restricted stock units (“RSU”) to employees of CompoSecure Holdings, who were dedicated to the operations of Resolute Holdings. The RSUs were granted under the CompoSecure, Inc. 2021 Incentive Equity Plan (the “2021 Plan”) and vest in three tranches at the third, fifth and seventh anniversary of the grant. The RSUs will generally be forfeited upon termination of the employee prior to vesting. The fair value of each RSU is based on the market value of CompoSecure’s common stock on the date of grant.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

A summary of RSU activity during the period from the Inception Date to December 31, 2024 with respect to equity awards granted under the 2021 Plan to employees of CompoSecure Holdings, who were dedicated to the operations of Resolute Holdings is presented below

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per CMPO Share
Nonvested at September 27, 2024	0	$ n/a
Granted	701,793	13.94
Vested	0	n/a
Forfeited	0	n/a
Nonvested at December 31, 2024	701,793	$13.94

Unrecognized compensation expense for RSUs was approximately $9.5 million as of December 31, 2024 and is expected to be recognized over a remaining term of 6.8 years.

Stock Options

During the period from the Inception Date to December 31, 2024, CompoSecure granted stock options to employees of CompoSecure Holdings, who were dedicated to the operations of Resolute Holdings. These stock options were granted under the 2021 plan and vest over four years. The fair value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which the options are expected to remain outstanding based upon the historical and expected behavior of these employees. Volatility is based on the historical volatility of comparable publicly held entities. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. The assumptions utilized to calculate the value of the options granted during the period from the Inception Date to December 31, 2024 are as follows:

Expected term	6.25 years
Volatility	47.81%
Risk-free rate	3.54%
Expected dividends	0%
Expected forfeiture rate	0%

A summary of option activity during the period from the Inception Date to December 31, 2024 with respect to equity awards granted under the 2021 Plan to employees of CompoSecure Holdings, who were dedicated to the operations of Resolute Holdings is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise Price		Contractual	Intrinsic
	Shares	Per CMPO Shares		Term (years)	Value
Outstanding at September 27, 2024	0	$	n/a	n/a		$0
Granted	1,674,074		13.82	9.8		2,528,000
Exercised	0	$	n/a	n/a	$	n/a
Outstanding at December 31, 2024	1,674,074		$13.82	9.8		$2,528,000
Vested and expected to vest at December 31, 2024	0	$	n/a	n/a	$	n/a
Exercisable at December 31, 2024	0	$	n/a	n/a	$	n/a

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

The weighted average grant date fair value of options granted during the period from the Inception Date to December 31, 2024 was $13.82. The Company recognized $747,627 of equity-based compensation expense for the options in the accompanying statements of operations for the period from the Inception Date to December 31, 2024.

The number of options that have vested and are exercisable as of December 31, 2024 were zero. The weighted average remaining contractual term (years) of options exercisable as of December 31, 2024 is 9.8. Total intrinsic value of options exercised is $0 for the period from the Inception Date to December 31, 2024. Unrecognized compensation expense for the options of approximately $11.3 million is expected to be recognized during the next 3.8 years.

Effective January 1, 2025, the number of shares of Composecure’s Class A Common Stock authorized under the 2021 Plan is 11,345,334 shares.

5.	ACCRUED EXPENSES

As of December 31, 2024, accrued expenses consists of the following:

Salaries and benefits	$722,915
Professional fees	66,600
Other operating expenses	24,597
Total accrued expenses	$814,112

6.	OTHER OPERATING EXPENSES

Other operating expenses includes licenses and subscriptions, miscellaneous office expenses, and other general and administrative expenses.

7.	INCOME TAXES

The Company incurred a loss before income taxes of $2,358,173 and generated an income tax benefit of $24,555 from the Inception Date to December 31, 2024, which consisted of a deferred federal tax benefit of $14,347 and a deferred state tax benefit of $10,208.

The reconciliation of income taxes at the federal statutory rate to provision for income taxes from the Incpetion Date to December 31, 2024 is as follows:

	Inception to 12/31/2024
Federal tax expense, at statutory rate	$(495,216)	21.00%
State income tax expense, net of federal benefit	(8,065)	0.34%
Expenses recorded at Resolute Holdings but deducted by Parent	478,726	(20.30)%
Income tax provision expense/(benefit)	$(24,555)	1.04%

The company had net deferred tax assets (deferred tax assets in excess of deferred tax liabilities) of $24,555 as of December 31, 2024. Management believes it is more likely than not that all of the deferred tax assets will be realized.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. The table below summarizes significant components of our deferred tax assets as of December 31, 2024:

12/31/2024
Deferred tax asset (liability)
Net Operating Loss	24,555
Total deferred tax assets	24,555
Valuation allowance	—
Deferred tax asset (liability), net of allowance	$24,555

As of December 31, 2024, the company has net operating losses (“NOL”) of approximately $78,537 for federal purposes which do not expire; however, they are limited to 80% of taxable income. State and local NOL’s of approximately $157,054 will expire beginning in 2044. Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings.

The company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and have not recorded a valuation allowance as the “more likely than not” criteria to utilize the NOL’s is expected to be satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the period from the Inception Date to December 31, 2024.

8.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from Inception Date to December 31, 2024:

Inception to
December 31,
2024
Numerator
Net Loss	$(2,333,618)
Denominator
Weighted average shares of common shares outstanding	1,000
Basic and diluted net loss per share	$(2,334)

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to threatened legal actions that arise out of the ordinary course of business. As of the date of this report, management is not aware of any matters that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2024, Resolute Holdings was a wholly owned subsidiary of CompoSecure Holdings, which itself was a wholly owned subsidiary of CompoSecure. Prior to the completion of the Spin-Off and execution of the CompoSecure Management Agreement with CompoSecure Holdings, the Company was solely reliant on CompoSecure Holdings for the payment of its expenses. From the inception date of September 27, 2024, through December 31, 2024, payments of the Company’s expenses were made by CompoSecure Holdings. These payments are recorded as a contribution by CompoSecure Holdings and are classified as additional paid-in capital on the Company’s balance sheet and statement of stockholders’ deficit.

11.	SUBSEQUENT EVENTS

Spin-Off

On February 28, 2025, CompoSecure distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. On February 28, 2025, the Company started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. As of March 25, 2025, there are approximately 8,525,994 shares of Resolute Holdings common stock outstanding.

Separation and Distribution Agreement

In connection with the completion of the Spin-Off, Resolute Holdings entered into a Separation and Distribution Agreement with CompoSecure, pursuant to which CompoSecure delivered 100% of the issued and outstanding shares of Resolute Holdings’ Common Stock to the distribution agent for the Spin-Off to effectuate the delivery of the shares of Resolute Holdings’ Common Stock to CompoSecure’s stockholders by means of a pro rata dividend. The Separation and Distribution Agreement also set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between Resolute Holdings and CompoSecure Holdings following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and CompoSecure Holdings, and tax and other matters. Additionally, pursuant to the Separation and Distribution Agreement, since the Company’s inception date, CompoSecure Holdings has paid approximately $2.16 million in expenses in the form of cash and equity-based compensation on the Company’s behalf including $1,544,159 in 2024 described in footnote 3, and made cash contributions to the Company in 2025 totaling approximately $11.1 million.

CompoSecure Management Agreement

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with CompoSecure Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations, and overseeing the strategy, of CompoSecure Holdings and its controlled affiliates. Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings will pay Resolute Holdings a quarterly management fee (the “Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended, as defined in the CompoSecure Management Agreement. CompoSecure Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of CompoSecure Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by CompoSecure Holdings. The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and CompoSecure Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

limited events, Resolute Holdings has the right to require CompoSecure Holdings to pay a termination fee, which may be paid in cash, shares of common stock of CompoSecure or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties. CompoSecure Holdings has not paid any Management Fees to date, and Resolute Holdings expects that CompoSecure Holdings will commence paying Management Fees in the second quarter of the fiscal year ending December 31, 2025, pro rata for the first quarter of the 2025 fiscal year.

Letter Agreement with CompoSecure

In connection with the Spin-Off, Resolute Holdings entered into a Letter Agreement with CompoSecure, pursuant to which CompoSecure will (i) delegate by resolution of the CompoSecure board of directors the authority to Resolute Holdings to approve issuances of CompoSecure equity for M&A and equity awards, (ii) issue CompoSecure equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as a tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.

Registration Rights Agreement

In connection with the Spin-Off, Resolute Holdings entered into a Registration Rights Agreement with Resolute Compo Holdings LLC pursuant to which Resolute Holdings agreed that, upon the request of Resolute Compo Holdings LLC and its permitted transferees including Resolute ManCo Holdings LLC (collectively, the “Holder”), subject to certain limitations, Resolute Holdings will use its reasonable best efforts to effect the registration under applicable federal or state securities laws of any shares of Resolute Holdings’ Common Stock held by Holder. If Resolute Holdings intends to file on its behalf or on behalf of any of its other security holders a registration statement in connection with a public offering of any of its securities in a manner that would permit the registration for offer and sale of its common stock held by Holder, Holder has the right to include its shares of Resolute Holdings’ common stock in that offering. Resolute Holdings is generally responsible for all registration expenses in connection with the performance of its obligations under the registration rights provisions in the agreement, and Holder will be responsible for its own internal fees and expenses, any applicable underwriting discounts or commissions and any stock transfer taxes. The agreement also contains customary indemnification and contribution provisions by Resolute Holdings for the benefit of Holder and, in limited situations, by Holder for the benefit of Resolute Holdings with respect to the information provided by Holder included in any registration statement, prospectus or related document. Holder may transfer the benefits of the Registration Rights Agreement to transferees of the shares covered by the Registration Rights Agreement, provided that each transferee agrees to be bound by the terms of the Registration Rights Agreement.

U.S. State and Local Tax Sharing Agreement

In connection with the completion of the Spin-Off, Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement with CompoSecure that governs the respective rights, responsibilities, and obligations of CompoSecure and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with CompoSecure (“Combined Returns”). Among other things, the U.S. State and Local Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and CompoSecure, (iii) requires compensation to be paid by CompoSecure to Resolute Holdings to the extent CompoSecure uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to CompoSecure, and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to Combined Return, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to Combined Returns.

RESOLUTE HOLDINGS MANAGEMENT, INC.

Notes to Financial Statements

As of December 31, 2024 and from the Inception Date of September 27, 2024 to December 31, 2024

Board Adviser Agreement

On February 28, 2025, upon the completion of the Spin-Off, Roger Fradin resigned from the board of directors of CompoSecure for personal reasons and not as a result of any disagreement with management or any matter relating to CompoSecure’s operations, policies or practices. In connection with Mr. Fradin’s resignation, CompoSecure entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the board of directors of CompoSecure in exchange for which Fradin Consulting will receive an annual cash retainer fee of $50,000, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of CompoSecure common stock with a fair market value, as defined in the Third Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, of $150,000.

Office and Administrative Expenses

Resolute Holdings has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote, for approximately $362,000 during the fiscal year ending December 31, 2025. Mr. John Cote is the managing member of SRM.

Credit Agreement

On February 28, 2025, the company entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the “Credit Agreement”). The Credit Agreement provides for a $5 million loan through a senior secured revolving credit facility available to be used by the Company. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter.

Director Grants

On February 28, 2025, in conjunction with the Spin-Off, each member of the Board of Directors (excluding David Cote and Thomas Knott), received an initial grant of stock options, each representing a right to buy a share of Resolute Holdings common stock with a grant date fair value of $50,000. The stock options have an exercise price of $46.82, vest 25% annually per year, and have a ten-year term.

Bonus Payment

On March 4, 2025, performance bonuses in the amount of $564,722 were paid to current employees of Resolute Holdings by CompoSecure Holdings. Such bonuses were included in Accrued Expenses on the balance sheet as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Member

CompoSecure Holdings, L.L.C.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CompoSecure Holdings, L.L.C. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, members’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASC 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 31, 2025

COMPOSECURE HOLDINGS, L.L.C.

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,589	$38,191
Accounts receivable	47,449	40,488
Inventories, net	44,833	52,540
Prepaid expenses and other current assets	2,696	5,041
Total current assets	166,567	136,260

Property and equipment, net	23,448	25,212
Right of use asset, net	5,404	7,473
Derivative asset- interest rate swap	2,749	5,258
Deposits and other assets	3,600	24
Total assets	$201,768	$174,227

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	5,691	5,170
Accrued expenses	19,925	12,527
Bonus payable	8,466	5,616
Commission payable	2,563	4,429
Current portion of long-term debt	11,250	10,313
Current portion of lease liabilities - operating leases	2,113	1,948
Total current liabilities	50,008	40,003

Long-term debt, net of deferred finance costs	184,389	198,331
Convertible notes, net of debt discount	—	127,832
Derivative liability - convertible notes redemption make-whole provision	—	425
Lease liabilities, operating leases	3,888	6,220
Total liabilities	238,285	372,811

Commitments and contingencies (Note 13)

MEMBERS’ DEFICIT
Members’ capital	162,355	42,382
Accumulated other comprehensive income	2,749	5,258
Accumulated deficit	(201,621)	(246,224)
Total members’ deficit	(36,517)	(198,584)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$201,768	$174,227

The accompanying notes are an integral part of these financial statements.

COMPOSECURE HOLDINGS, L.L.C

Consolidated Statements of Operations

($ in thousands)

	Years Ended December 31,
	2024	2023

Net sales	$420,571	$390,629
Cost of sales	201,344	181,547
Gross profit	219,227	209,082
Operating expenses:
Selling, general and administrative expenses	92,545	83,547
Income from operations	126,682	125,535

Other income (expense):
Change in fair value of derivative liability - convertible notes redemption make-whole provision	425	(139)
Interest income	4,579	4,939
Interest expense	(20,176)	(27,525)
Loss on extinguishment of debt	(148)	—
Amortization of deferred financing costs	(1,104)	(1,608)
Other income	—	—
Total other expense, net	(16,424)	(24,333)
Net income	$110,258	$101,202

The accompanying notes are an integral part of these financial statements.

COMPOSECURE HOLDINGS, L.L.C

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2024	2023
Net income	$110,258	$101,202
Other comprehensive income, net:
Unrealized loss on derivative - interest rate swap	(2,509)	(3,393)
Total other comprehensive loss, net	(2,509)	(3,393)
Comprehensive income	$107,749	$97,809

COMPOSECURE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

($ in thousands)

	Members’	Accumulated Other	Accumulated	Total Members’
	Capital	Comprehensive Income	Deficit	Deficit
Balance as of December 31, 2022	$24,005	$8,651	$(297,471)	$(264,815)
Tax distributions	—	—	(49,955)	(49,955)
Transfers from Parent	4,855	—	—	4,855
Equity-based compensation	16,648	—	—	16,648
Net income	—	—	101,202	101,202
Payments for taxes related to net settlement of equity awards	(3,126)	—	—	(3,126)
Unrealized loss on derivative - interest rate swap	—	(3,393)	—	(3,393)
Balance as of December 31, 2023	$42,382	$5,258	$(246,224)	$(198,584)
Tax distributions	—	—	(50,082)	(50,082)
Transfers to Parent	(19,241)	—	—	(19,241)
Special Distribution	—	—	(15,573)	(15,573)
Equity-based compensation	19,894	—	—	19,894
Net income	—	—	110,258	110,258
Fair value of shares issued upon the exchange of convertible debt	128,264	—	—	128,264
Class A common stock withheld related to net share settlement of equity awards	(8,944)	—	—	(8,944)
Unrealized loss on derivative - interest rate swap	—	(2,509)	—	(2,509)
Balance as of December 31, 2024	$162,355	$2,749	$(201,621)	$(36,517)

The accompanying notes are an integral part of these financial statements.

COMPOSECURE HOLDINGS, L.L.C.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2024	2023

Cash flows from operating activities
Net income	$110,258	$101,202
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,174	8,387
Equity-based compensation expense	19,894	16,648
Inventory reserve	(294)	(1,182)
Loss on extinguishment of debt	148	—
Amortization of deferred finance costs	1,155	1,546
Change in fair value of derivative liability - convertible notes redemption make-whole provision	(425)	139
Changes in assets and liabilities
Accounts receivable	(6,961)	(3,216)
Inventories	8,001	(8,984)
Prepaid expenses and other assets	2,345	(2,647)
Accounts payable	521	(1,956)
Accrued expenses	7,398	3,657
Other liabilities	886	(1,433)
Net cash provided by operating activities	152,100	112,161

Cash flows from investing activities
Purchases of fixed assets	(7,410)	(10,944)
Investment in SAFE	(1,500)	—
Capitalized software expenditures	(1,035)	—
Net cash used in investing activities	(9,945)	(10,944)

Cash flows from financing activities
Tax Distributions	(50,082)	(49,955)
Special distribution	(15,573)	—
Deferred finance costs related to debt modification	(2,104)	(256)
Payments for taxes related to net settlement of equity awards	(8,944)	(3,126)
Payment of term loan	(12,813)	(22,810)
Net transfers to/from Parent	(19,241)	4,857
Net cash used in financing activities	(108,757)	(71,290)

Net increase in cash and cash equivalents	33,398	29,927

Cash and cash equivalents, beginning of period	38,191	8,264

Cash and cash equivalents, end of period	$71,589	$38,191

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$20,608	$27,247
Supplementary disclosure of non-cash financing activities:
Derivative asset - interest rate swap	$(2,509)	$(3,393)

The accompanying notes are an integral part of these financial statements.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

1.DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CompoSecure Holdings, L.L.C. (“CompoSecure Holdings,” “Holdings” or, solely for the purposes of these financial statements, the “Company”) is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. The Company’s operations commenced in 2000. The Company provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. The Company is located in Somerset, New Jersey. Since its inception, the Company has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. The Company combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. The Company’s innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities, deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

The Company creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. The Company’s customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company is a platform for next generation payment technology, security, and authentication solutions. The Company maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. The Company has established a niche position in the financial payment card market with over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. The Company serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

On June 11, 2020, the Company implemented a holding company reorganization, and as a result, CompoSecure Holdings, L.L.C. became successor to CompoSecure L.L.C. Pursuant to the reorganization, CompoSecure Holdings, L.L.C. became a holding company with no business operations of its own. CompoSecure Holdings, L.L.C. has recognized the assets and liabilities of CompoSecure L.L.C at the carryover basis. The consolidated financial statements of CompoSecure Holdings, L.L.C. present comparative information for prior periods on a consolidated basis, as if both CompoSecure Holdings, L.L.C. and CompoSecure, L.L.C. were under common control for all periods presented.

On December 27, 2021 (the “Closing Date”), Roman DBDR Tech Acquisition Corp (“Roman DBDR”) consummated the merger pursuant to the Merger Agreement, dated April 19, 2021 (the “Merger Agreement”), by and among Roman DBDR, Roman Parent Merger Sub, LLC, a wholly-owned subsidiary of Roman DBDR incorporated in the State of Delaware (“Merger Sub”), and Holdings. Pursuant to the terms of the Merger Agreement, a business combination between the Parent and Holdings was affected through the merger of Merger Sub with and into Holdings, with Holdings surviving as the surviving company and as a wholly-owned subsidiary of Roman DBDR (the “Business Combination”). Pursuant to the Business Combination, the merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). On the Closing Date, and in connection with the closing of the Business Combination, Roman DBDR changed its name to CompoSecure, Inc. Holdings was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. This determination was primarily based on Holdings’ members prior to the Business Combination having a majority of the voting interests in the combined company, Holdings’ operations comprising the ongoing operations of the combined company, Holdings’ members and officers comprising a majority of the board of directors of the combined company, and Holdings’ senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Holdings issuing stock for the net assets of Roman DBDR, accompanied by a recapitalization. The net assets of Roman DBDR were stated at historical cost, with no goodwill or other intangible assets recorded. While Roman DBDR was the legal acquirer in the Business Combination, because Holdings was deemed the accounting acquirer, the historical financial statements of Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination. Following the Closing, CompoSecure, Inc. (“Parent”) became parent of Holdings in accordance with the terms of the Holdings’ Second Amended and Restated LLC Agreement.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

On August 7, 2024, all of the Class B stockholders of the Parent’s and affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC (“Resolute”) entered into stock purchase agreements, pursuant to which the selling shareholders would exchange their 51,908,422 Class B units (and corresponding Class B shares) for Class A shares, eliminating the Parent’s existing dual-share class structure. On September 17, 2024, the transactions (the “Resolute Transaction”) closed and Resolute became the majority owner of the Parent by acquiring 49,290,409 shares of Parent’s Class A Common Stock of the Company for an aggregate purchase price of approximately $372,143, or $7.55 per share, representing an approximately 60% voting interest. The Parent was not party to the stock purchase agreement. Prior to these transactions, Parent’s Class B holders held Class B units in Holdings. Subsequent to the Resolute Transaction, Parent owned 100% of Holdings. As a result of the Resolute Transaction, the Parent no longer had Class B shares outstanding as of the closing date. At December 31, 2024, Resolute held approximately 49.9% of the voting interest in the Parent (resulting from dilution from additional issuances of Class A shares by the Parent).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principals in the United States (“ U.S. GAAP’) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are in thousands, unless otherwise noted.

Revision of Prior Period Annual Financial Statements

During the preparation of the financial statements for the year ended December 31, 2024, management determined that the treatment of amounts due to/from parent required reassessment. In prior periods, the Company was not a public business entity. Due to the inclusion of the Company’s financial statements in SEC filings, it is now a public entity. Public entities are required to present receivables from a parent as contra-equity. Accordingly, the Company’s financial statements have been revised to decrease Due from Parent and Members’ Capital by $39.8 million in the consolidated balance sheet as of December 31, 2023 and to reduce cash flows from operating activities and increase cash flows from financing activities by $4.8 million in the statement of cash flows for the year then ended. The error did not impact the Company’s statement of operations for the year ended December 31, 2023. The Company determined that these errors were immaterial to its financial statements as of December 31, 2023 and for the year then ended and has revised such financial statements to correct this immaterial error.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments and estimates of derivative liability associated with the Exchangeable Notes (as defined below), which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities from the purchase date of three months or less that can be readily converted into known amounts of cash. Cash and cash equivalents are held at recognized U.S. financial institutions. Interest earned is reported in the consolidated statements of operations. The carrying amount of cash and cash equivalents approximates its fair value due to its short- term and liquid nature.

Accounts Receivable

Accounts receivable are recognized net of allowances for credit losses. Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any allowance for credit losses at December 31, 2024 and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, a basis that approximates the first-in, first out method. Inventories consist of raw material, work in process and finished goods. The Company establishes reserves as necessary for obsolescence and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to ten years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. No impairment charges or revisions in the estimated useful lives of property and equipment were made during the years ended December 31, 2024 and 2023.

Investments

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity (“SAFE “) with Signify Holdings, Inc., also known as Rain Cards. Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company has elected to account for this investment at cost. No impairment was recorded on the investment during the year ended December 31, 2024. Investment in SAFE are included as part of the deposits and other assets line item on the consolidated balance sheet.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2024 and 2023.

The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 60 days of the invoice, a significant financing component is not included within the contracts.

The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company’s contracts are generally short term in nature.

Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates, and returns which is measured based on the expected value or most likely amount of variable consideration, as applicable.

The Company’s products do not include an unmitigated right of return unless the product is non-conforming or defective. If the goods are non-conforming or defective, the defective goods are replaced or reworked or, in certain instances, a credit is issued for the portion of the order that was non-conforming or defective. A provision for sales returns and allowances is recorded based on experience with goods being returned. Most returned goods are re-worked and subsequently re-shipped to the customer and recognized as revenue. Historically, returns have not been material to the Company.

Additionally, the Company has a rebate program with certain customers allowing for a rebate based on achieving a certain level of shipped sales during the calendar year. This rebate is estimated and updated throughout the year and recorded against revenues and the related accounts receivable.

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606 which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the years ended December 31, 2024 and 2023 the Company recognized $8,085 and $0 of revenue under bill and hold arrangements, respectively.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Significant Judgments in Application of the Guidance

Management exercises judgment when determining the amount of revenue to be recognized each period. Such judgments include, but are not limited to, assessing the customer’s ability and intention to pay substantially all of the contract consideration when due, assessing whether promises are immaterial in the context of the contract, determining whether material promises in a contract represent distinct performance obligations, estimating the transaction price for a contract that contains variable consideration, determining the stand-alone selling price of each performance obligation, and determining the point in time when control is transferred to the customer.

Practical Expedients and Exemptions

As permitted by ASC 606, the Company uses certain practical expedients in connection with the application of ASC 606. The Company accounts for shipping and handling activities as fulfillment activities. The Company accounts for costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset that would be recognized is one year or less. The Company does not adjust the transaction price for significant financing components, as the Company’s contracts typically do not contain provisions for significant advance or deferred payments, nor do they span more than a one year period. The Company applies the optional exemption to not disclose information regarding the allocation of transaction price to remaining performance obligations with an original expected duration of less than one year.

Shipping and Handling Costs

Shipping and handling costs are recognized in cost of sales in the consolidated statements of operations. Total shipping and handling costs were approximately $2,451 and $2,286 for the years ended December 31, 2024 and 2023 respectively.

Research and Development Costs

Research and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations and are expensed as incurred and were $7,441 and $6,780 for the years ended December 31, 2024 and 2023, respectively.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense of approximately $4,782 and $5,020 for the years ended December 31, 2024 and 2023 respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Prior to the Resolute Transaction, Holdings was a partnership for tax purposes. Pursuant to Holdings’ limited liability company agreement, during a portion of fiscal 2024 (and prior years), Holdings made pro rata tax distributions to its members. These distributions were based on the Company’s estimate of taxable income for each year, updated throughout the year. Tax distributions from Holdings were intended to provide each member of Holdings sufficient funds to meet tax obligations with respect to the taxable income of Holdings allocated to each member. The Holdings limited liability company agreement required distributions to be calculated based on a tax rate equal to the highest combined marginal federal and applicable state or local statutory income tax rate applicable to an individual resident in New York City, New York, including the Medicare contribution tax on unearned income, taking into account all jurisdictions in which the Company is required to file income tax returns together with the relevant apportionment information subject to various adjustments. As a result of the Resolute Transaction, CompoSecure, Inc. is the only owner of Holdings.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

For the year ended December 31, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to Parent, resulting in a net tax distribution to all other members of $34,863. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to Parent, resulting in a net tax distribution to all other members of $38,362.

Equity-Based Compensation

Parent has equity-based compensation plans which are described in more detail in Note 9. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. See Note 9 for a discussion of the valuation of equity-based compensation.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily include expenses related to salaries and commissions, transaction costs, and professional fees. Included in SG&A during the years ended December 31, 2024 and 2023 were salaries and commissions of $31,478 and $30,108 and professional fees of $9,890 and $10,404, respectively.

Market and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of investments in cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary exposure is credit risk on receivables as the Company does not require any collateral for its accounts receivable. Credit risk is the loss that may result from a trade customer’s or counterparty’s nonperformance. The Company uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, monitoring changes in a customer’s credit rating, employing credit mitigation measures such as analyzing customers’ financial statements, and accepting personal guarantees and various forms of collateral. The Company believes that its customers and counterparties will be able to satisfy their obligations under their contracts.

The Company maintains cash and cash equivalents with approved federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company is exposed to credit risks and liquidity in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution if required. The Company has not experienced any losses on such accounts.

Fair Value Measurements

The Company determines fair value in accordance with ASC 820 Fair Value Measurement (“ASC 820”) which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market i.e. Level 1 to estimates determined using significant unobservable inputs i.e. Level 3. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2: Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as:

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

o	Quoted prices for similar assets or liabilities in active markets
o	Quoted prices for identical or similar assets or liabilities in inactive markets
o	Inputs other than quoted prices that are observable for the asset or liability
o	Inputs that are derived principally from or corroborated by observable market data by correlation or other mean
●	Level 3: Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2024 and 2023, the carrying values of cash, and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The Exchangeable Notes were all converted during the year ended December 31, 2024. The fair value of the Company’s Exchangeable Notes without the make-whole feature, was approximately $118,000, as of December 31, 2023. The Company accounts for financial assets and liabilities that are re-measured and reported at fair value at each reporting period in accordance with ASC 820. See Note 11.

Software Development Costs

The Company applies the principals of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $1,035 of software development costs during the year ended December 31, 2024. No software development costs were capitalized during the year ended December 31, 2023. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software was $985 as of December 31, 2024. There was no capitalized software as of December 31, 2023. Capitalized software is amortized between two and three years.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. The Company adopted ASU 2023-07 and has reflected updates to its segment reporting in the Company’s consolidated financial statements.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

3.REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting standard ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. See Note 2. The following percentages present the Company’s revenue concentration by customer. The majority of the Company’s revenue is earned from major contracts. Aggregate revenue from the two top customers comprised approximately 63.2% and 70.5% of total revenue for the years ended December 31, 2024 and 2023 respectively.

4.INVENTORIES

The major classes of inventories were as follows:

	December 31,
	2024	2023
Raw materials	$46,109	$50,867
Work in process	1,024	4,110
Finished goods	505	662
Inventory reserve	(2,805)	(3,099)
	$44,833	$52,540

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

5.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
	Useful Life	2024	2023
Machinery and equipment	5 - 10 years	$38,012	$30,311
Furniture and fixtures	3 - 5 years	33	33
Computer equipment	3 - 5 years	46	2
Leasehold improvements	Shorter of lease term or estimated useful life	11,711	10,609
Vehicles	5 years	88	—
Software	1 - 3 years	1,718	1,718
Construction in progress		2,664	4,189
Total		54,272	46,862
Less: Accumulated depreciation and amortization		(30,824)	(21,650)
Property and equipment, net		$23,448	$25,212

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $9,174 and $8,387 respectively.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

6.DEBT

Exchangeable Senior Notes

On December 27, 2021, Parent completed the Business Combination discussed in Note 1.On April 19, 2021, concurrent with the execution of the Merger Agreement, Parent and the Company entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the closing date of the Business Combination, (the “Closing Date”), the Exchangeable Notes issued by Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of Parent at a conversion price of $11.50 per share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by Parent and its wholly owned subsidiary, the Company, and the trustee under the Indenture.

On June 11, 2024, the Parent paid a special cash dividend to Class A shareholders of CompoSecure, Inc., and made a corresponding distribution to Class B unitholders of Holdings. As a result of the special cash dividend and distribution, the conversion price was adjusted to $10.98 per share, which resulted in an adjustment to the exchange rate to 91.0972 shares of the Parent’s Class A Common Stock per one thousand principal amount of Notes exchanged. On September 17, 2024, the Resolute Transaction closed, where a majority interest of the Parent was acquired through privately negotiated sales.

The sale of the majority interest and subsequent filing of a Schedule 13D report with the SEC by Resolute on September 19, 2024 triggered the occurrence of a “Make-Whole Fundamental Change” (as defined in the Indenture), pursuant to which the Parent, on September 20, 2024, issued a Notice of Make-Whole Fundamental Change to the holders of the Exchangeable Notes to notify the holders that the exchange rate for the Exchangeable Notes has been temporarily increased from 91.0972 shares of Parent’s Class A Common Stock per $1,000 principal amount of Notes to 104.5199 shares of Parent’s Class A Common Stock per one thousand principal amount of notes. This temporary increase in the exchange rate resulted in an adjustment of the conversion price to $9.57 per share from September 19, 2024 to November 29, 2024. Following that date, the conversion price would have reverted back to $10.98 per share and the exchange rate would have reverted back to 91.0972 shares of the Parent’s Class A Common Stock per $1,000 principal amount of Notes. A notice was sent to all holders of Exchangeable Notes on October 9, 2024 providing details of these choices. All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of Parent’s Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $425 and $(139) for the years ended December 31, 2024 and 2023, respectively. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the years ended December 31, 2024 and 2023 the Company recognized $4,568 and $9,585 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Credit Facility

On July 26, 2016, the Company, together with Parent and its operating subsidiary, entered into a $120,000 credit facility (the “2016 Credit Facility”) with J.P. Morgan Chase (“JPMC”) as the lending agent that provided the Company with a revolving credit facility with a maximum borrowing capacity of $40,000 (the “2016 Revolver”) and a term loan of $80,000 (the “2016 Term Loan”) that was scheduled to mature in July 2021. The 2016 Credit Facility was subsequently amended in July 2019, November 2020 and December 2021 (the “2021 Credit Facility”) to increase the borrowing capacity of the 2016 Revolver and the 2016 Term Loan and to extend the maturity date of the 2016 Credit Facility. The 2021 Credit Facility increased the overall borrowing capacity of the credit facility to $310,000 and comprised of a revolving credit facility with a maximum borrowing capacity of $60,000 (the “2021 Revolver”) and a term loan of $250,000 (the “2021 Term Loan”). The 2021 Credit Facility was set to mature on December 16, 2025. The 2021 Credit Facility was also amended in February 2023, May 2023 and March 2024 to (i) transition the 2021 Credit Facility from bearing interest based on LIBOR to Secured Overnight Financing Rate Data (“SOFR”), (ii) to remove certain lenders who no longer wanted to participate in the 2021 Credit Facility, and (iii) to allow the Company to repurchase outstanding shares of common stock, common stock warrants and Exchangeable Notes in an aggregate amount not to exceed $40,000. The 2021 Credit Facility was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

On August 7, 2024, the Company, together with Parent and its operating subsidiary, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 Credit Facility” and collectively with the 2021 Credit Facility, the “Credit Facilities”) and the lenders party thereto to refinance the 2021 Credit Facility. The 2024 Credit Facility amended and restated the 2021 Credit Facility in its entirety. In conjunction with the 2024 Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 and comprised of a term loan of $200,000 (the “2024 Term Loan”) and a revolving credit facility of $130,000 (the “2024 Revolver”). Two lenders who participated in the 2021 Credit Facility did not participate in the 2024 Credit Facility and transferred their debt to other lenders. The 2024 Credit Facility is set to mature on August 7, 2029. The 2024 Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, the Company wrote-off approximately $148 in unamortized debt issuance costs related to the lenders who did not participate in the 2024 Credit Facility which is included in Loss on Extinguishment of Debt in Other Expense in the accompanying consolidated statements of operations.

In conjunction with the 2024 Credit Facility, the Company incurred approximately $686 in lender fees and $147 in other third-party fees related to the 2024 Revolver and approximately $1,056 in lender fees and $225 in other third-party fees related to the 2024 Term Loan. The $1,056 of lender fees related to the 2024 Term Loan have been capitalized and these fees, along with $832 of unamortized debt issuance costs related to the 2021 Credit Facility, will be amortized into interest expense through the maturity date of the 2024 Term Loan using the effective interest method. Similarly, $686 of lender fees and $147 of other third-party fees related to the 2024 Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 Revolver using the straight-line method. The $225 other third-party fees related to the 2024 Term Loan were expensed as incurred.

On December 30, 2024, the Company, together with Parent and its operating subsidiary, executed Amendment No. 1 to the 2024 Credit Facility (the “December 2024 Amendment”) to allow the Company to facilitate a spin-off of a newly formed entity, Resolute Holdings Management, Inc. See Note 16 for additional discussion of the spin-off. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, the Company incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the 2024 Credit Facility.

The Company’s Credit Facility, requires the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. Both the 2021 Credit Facility and the 2024 Credit Facility provide for the Company to prepay the term loans without penalty or premium. The Credit Facilities are secured by substantially all of the assets of the Company.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Interest on the revolving credit facility and the term loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75%. based on the Company’s leverage ratio. At December 31, 2024 and 2023, the effective interest rate on the Revolver and Term Loan was 6.81% and 7.80% per year, respectively.

The Company recognized $16,510 and $19,513 of interest expense related to the revolving credit facility and term loan for the years ended December 31, 2024 and 2023, respectively.

The Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. As of December 31, 2024 and 2023, the Company was in compliance with all financial covenants. The fair value of the Company’s Credit Facilities approximate the carrying value for all periods presented.

As of December 31, 2024 and 2023, there were no balances outstanding on the Revolver. As of December 31, 2024, there was $130,000 of availability for borrowing under the Revolver.

	December 31, 2024			December 31, 2023
	Term Loan	Exchangeable Notes	Total debt	Term Loan	Exchangeable Notes	Total debt
Loan Balance	$197,500	$—	$197,500	$210,313	$130,000	$340,313
Less: current portion of term loan (scheduled payments)	(11,250)	—	(11,250)	(10,313)	—	(10,313)
Less: net deferred financing and discount costs	(1,861)	—	(1,861)	(1,669)	(2,168)	(3,837)
Total Long Term debt	$184,389	$—	$184,389	$198,331	$127,832	$326,163
Derivative liability - redemption with make-whole provision		$—			$425

The maturity of the borrowing facilities is as follows:

Years ending December 31,
2025	$11,250
2026	15,000
2027	16,250
2028	20,000
2029	135,000
Total debt	$197,500

In order to hedge the Company’s exposure to variable interest rate fluctuations related to the $310,000 of borrowings under its 2021 Credit Facility, the Company entered into two interest rate swap agreements with Bank of America on January 11, 2022, the first of which had an effective date of January 5, 2022 (the “January 2022 Swap”), and the second of which had an effective date of December 5, 2023 (the “December 2023 Swap” and, collectively with the January 2022 Swap, the “Interest Rate Swap Agreements”). The January 2022 Swap expired on December 5, 2023 while the December 2023 Swap is set to expire on December 2025. Both the January 2022 Swap and the December 2023 Swap are settled at the end of the month between the parties. The December 2023 Swap has a notional amount of $125,000 and was designated as a cash flow hedge for accounting purposes.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

The Company determined the fair value of the Interest Rate Swap Agreements to be zero at the inception of the agreements and $2,749 and $5,258 at December 31, 2024 and 2023 respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreements at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreements. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of 2021 Credit Facility in February 2023.

7.Leases

The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842 - Leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from one to five years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company’s leases have remaining lease terms of one to five years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Two of the Company’s leases provide an early termination option, however, the option was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date.

The weighted-average remaining lease term for the Company’s leases is 3.2 years as of December 31, 2024. The weighted-average discount rate used in the measurement of the lease liabilities was 2.97% as of December 31, 2024.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023
Short - term lease costs	$1,216	$1,197
Operating lease cost	1,127	1,037
Variable lease cost	505	492
Total lease cost	$2,848	$2,726

Future minimum commitments under all non-cancelable operating leases are as follows:

Year Ended December 31,
2025	$2,502
2026	2,240
2027	912
2028	846
2029	359
Total lease payments	6,859
Less: Imputed interest	(858)
Present value of lease liabilities	$6,001

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,446	$2,303
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$491

8.EQUITY STRUCTURE

Prior to the Resolute Transaction (see Note 1), ownership in the Company was represented by Class A units held by Parent and Class B units held by other owners. Pursuant to an exchange agreement between the Company and Parent, each of the Company’s Class B units had the same economic rights as each of the Company’s Class A units, the number of the Company’s Class A units outstanding equals the number of shares of Parent’s Class A common stock outstanding, and one of the Company’s Class B units was exchangeable for one share of Parent’s Class A common stock and the surrender of one share of Parent’s Class B common stock for cancellation. Upon the issuance by Parent of any shares of Class A common stock, other than pursuant to an exchange, the proceeds are contributed to the Company in exchange for the issuance of an equal number of Class A units. If the Company issued a Class B unit, Parent would issue a share of its Class B common stock to the recipient of the Company’s Class B unit.

As of December 31, 2024, Parent had authorized a total of 250,000,000 shares for issuance designated as Class A Common Stock, 75,000,000 designated as Class B Common Stock and 10,000,000 shares designated as preferred stock. As of December 31, 2024, there were 100,462,844 shares of Parent’s Class A Common Stock issued and outstanding, no shares of Parent’s Class B Common Stock issued and outstanding and no shares of Parent’s Preferred Stock issued and outstanding.

For each Class A and Class B share of Common Stock outstanding at Parent, a corresponding unit outstanding was also reflected at Holdings.

Payments made on behalf of Parent by the Company are treated as contra equity.

9.EQUITY COMPENSATION

The following table summarizes Parent’s equity plan, which provides compensation to employees of the Company and its subsidiaries, equity-based compensation expense is included in selling, general and administrative expenses within the consolidated statements of operations:

	Year Ended December 31,
	2024	2023
Restricted stock unit expense	16,417	13,839
Performance stock unit expense	2,588	2,369
Stock option expense	750	305
Employee stock purchase plan	139	135
Total equity-based compensation expense	$19,894	$16,648

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Equity Incentive Plan

In connection with the Business Combination consummated on December 27, 2021, Parent established the CompoSecure, Inc, 2021 Incentive Equity Plan (the “2021 Plan”) effective as of December 27, 2021. The purpose of the 2021 Plan is to provide eligible employees of Parent and its subsidiaries, certain consultants and advisors who perform services for Parent or its subsidiaries with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and other stock-based awards. The aggregate authorized number of shares of Parent’s Class A Common Stock that may be issued or transferred as of December 31, 2024 under the 2021 Plan was 7,326,820 shares of Class A Common Stock plus the number of shares of Class A Common Stock underlying grants issued under the Company’s existing amended and restated equity compensation plan that expire, terminate or are otherwise forfeited without being exercised. Pursuant to this provision, effective January 1, 2025, the shares of Class A Common Stock authorized under the 2021 Plan were increased by 4,018,514 shares, for a new aggregate authorized number of shares of 11,345,334.

The aggregate authorized number of shares of Class A Common Stock that may be issued or transferred as of December 31, 2023 under the 2021 Plan was 6,680,253 shares of Class A Common Stock plus the number of shares of Class A Common Stock underlying grants issued under the Company’s existing amended and restated equity compensation plan that expire, terminate or are otherwise forfeited without being exercised. Pursuant to this provision, effective January 1, 2024, the shares of Class A Common Stock authorized under the 2021 Plan were increased by 3,321,334 shares, for a new aggregate authorized number of shares of 10,033,262. Commencing with the first business day of each calendar year beginning in 2022, the aggregate number of shares of Class A Common Stock that may be issued or transferred under the Plan shall be increased by an amount of shares of Class A Common Stock equal to 4% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the last day of the immediately preceding calendar year, or such lesser number of shares of Class A Common Stock as may be determined by the Board.

During the years ended December 31, 2024 and 2023, the Parent granted Restricted stock units (“RSU”) to employees that generally vests over a period of two years or four years of continuous service. Certain grants made in 2024 vest in three tranches at the third, fifth and seventh anniversary of the grant. The restricted stock will generally be forfeited upon termination of an employee prior to vesting. The fair value of each RSU is based on the market value of the Parent’s stock on the date of grant. During the years ended December 31, 2024 and 2023 the Parent awarded officers with 872,685 and 658,156 Performance Stock Units (“PSU”) respectively, which vest upon three years of continuous employment and the achievement of certain performance targets. PSUs with performance conditions are valued based on the market value of the Company’s stock on the date of grant and expensed based on the probability of achieving performance targets. PSUs with market conditions are valued using a Monte Carlo simulation model that utilizes significant assumptions, including volatility and the probability of satisfying the market condition and are expensed ratably over the service period.

During the year ended December 31, 2024, the Parent granted options which vest over four years. No options were granted during 2023. The fair value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which Holdings believed the option will remain outstanding. This assumption was based upon the historical and expected behavior of Holdings’ employees. To determine volatility, the Holdings had used the historical closing values of comparable publicly held entities. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

A summary of RSU, PSU and stock option activity under the Plan during the year ended December 31, 2024 is presented below:

Restricted Stock Unit Activity

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2024	5,489,472	$6.92
Granted	2,690,295	7.92
Vested	(2,046,202)	6.15
Forfeited	(51,850)	5.48
Nonvested at December 31, 2024	6,081,715	$7.70

Unrecognized compensation expense for RSUs was $31,130 as of December 31, 2024 and is expected to be recognized over a remaining term of 2.1 years.

Performance and Market based Stock Units Activity

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at January 1, 2024	1,107,536	$7.14
Granted	872,685	5.72
Vested	(224,690)	7.89
Forfeited	—	—
Nonvested at December 31, 2024	1,755,531	$6.48

Unrecognized compensation expense for PSUs was $4,743 as of December 31, 2024 and is expected to be recognized during the next 1.6 years

Stock Options

The assumptions utilized to calculate the value of the options granted for the year ended December 31, 2024 were as below:

Expected term	6.25 years
Volatility	47.81%
Risk-free rate	3.54%
Expected dividends	0%
Expected forfeiture rate	0%

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

The following table sets forth the options activity for the year ended December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Shares	Per Shares	Term (years)	(in thousands)
Outstanding at January 1, 2024	3,278,463	$1.88	2.9	$11,780
Granted	1,674,074	13.82	9.8	2,528
Exercised	(2,918,324)	$1.55	2.0	$24,669
Outstanding at December 31, 2024	2,034,213	$12.19	8.9	$6,386
Vested and expected to vest at December 31, 2024	2,034,213	$12.19	8.9	$6,386
Exercisable at December 31, 2024	360,133	$4.62	4.4	$3,858

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $13.82. The Company recognized approximately $750 and $305 of equity-based compensation expense for the options in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023 respectively.

The number of options that have vested and are exercisable as of December 31, 2024 and 2023 were 360,133 and 3,274,954, respectively. The weighted average exercise price of options exercisable and vested is $4.62 and $1.88 for years ended December 31, 2024 and 2023 respectively. The weighted average remaining contractual term (years) of options exercisable as of December 31, 2024 and 2023 is 4.4 and 2.9, respectively. Total intrinsic value of options exercised is $24,669 and $9,465 for the years ended December 31, 2024 and 2023, respectively. The weighted-average fair value of options that exercised were $1.55, $0.41 and $0.01 vested during the years ended December 31, 2024, and 2023 respectively. Unrecognized compensation expense for the options of approximately $11,255 is expected to be recognized during the next 3.9 years.

Employee Stock Purchase Plan

Effective December 27, 2021, the Board of Directors of Parent approved the Employee Stock Purchase Plan (the “ESPP”). The Parent had authorized 2,411,452 aggregate number of shares of Class A Common Stock reserved for sale pursuant to the ESPP Plan. The ESPP permitted participating eligible employees to purchase shares of Parent’s Class A Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount at the lower of the closing price of the Common Stock on the Nasdaq Global Market on the first day of the offering period or the last trading day of each purchase period. As of December 31, 2024 and 2023, there were 2,245,224 and 2,312,747 shares of Class A Common Stock remaining authorized for issuance under the ESPP, respectively. The Company recognized the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the period in which the employees began participating in the ESPP. For the years ended December 31, 2024 and 2023 the Company issued 91,012 and 80,446 units and recognized compensation expense of $139 and $135 respectively. The Company terminated the ESPP effective December 31, 2024.

Earnout Consideration

As a result of the Business Combination, certain of Holdings’ equity holders have the right to receive an aggregate of up to 7,500,000 additional (i) shares of Parent’s Class A common stock or (ii) Holdings’Units (and a corresponding number of shares of Parent’s class B common stock), as applicable, in earnout consideration based on the achievement of certain stock price thresholds (collectively, the “Earnouts”). The Earnouts were subject to two price thresholds, with half to be awarded upon the achievement of each threshold. The Earnouts expire in two phases if the achievement thresholds are not met. The first phase was to expire upon the three-year anniversary of the Closing Date of the Business Combination, and the second phase is set to expire upon the four year anniversary of the Closing Date. The earnouts under the first phase were achieved on December 13, 2024. The second phase has not yet been achieved. A total of 657,160 shares or 328,580 shares for each phase were issued to employees and were accounted for in accordance with ASC 718 as they were considered to be compensation.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

The following is a summary of the earnout activity for the year ended December 31, 2024:

Number of
Shares
Outstanding at January 1, 2024	657,160
Granted	—
Vested	(328,580)
Nonvested at December 31, 2024	328,580

Upon the Business Combination, a valuation was performed which took into consideration all the key terms and conditions of the award, including the fact that, under Topic 718, there is no requisite service period due to the fact that there is no service condition prospectively, and as of the grant date there is no service inception date preceding the grant date on which to base historical valuation or expense amortization. As such, the award is considered to be immediately vested from a service perspective and is solely contingent on meeting the hurdles required for the award to be settled. Since there is no future substantive risk of forfeiture, all expenses associated with the awards were accelerated and recognized on December 27, 2021.

10.RETIREMENT PLAN

Defined Contribution Plan

The Company’s subsidiary has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. Through December 31, 2024, the Company matched 100% of the first 1% and then 50% of the next 5% of employee salaries. Retirement plan expense for the years ended December 31, 2024 and 2023 was $1,962 and $1,813, respectively. Beginning January 1, 2025, the Company will match 100% of the first 3% and then 50% of the next 2% of employee salaries.

11.FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749
Liabilities Carried at Fair Value:
Derivative liability - redemption with make-whole provision	—	—	—	—
December 31, 2023
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$5,258	$—	$5,258
Liabilities Carried at Fair Value:
Derivative liability - redemption with make-whole provision	—	—	425	425

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

Derivative asset - interest rate swap

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 6.

12.GEOGRAPHIC INFORMATION AND CONCENTRATIONS

The Company headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical revenue information based on the location of the customer follows:

	Year Ended December 31,
	2024	2023
Net sales by country
Domestic	$343,465	$321,470
International	77,106	69,159
Total	$420,571	$390,629

The Company’s principal direct customers as of December 31, 2024 consist primarily of leading international and domestic banks and other credit card issuers primarily within the U.S., Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Two customers individually accounted for more than 10% of the Company’s revenue or 63.2% of total revenue for the year ended December 31, 2024. Two customers individually accounted for more than 10% of the Company’s revenue or 70.5% of total revenue for the year ended December 31, 2023. Four customers individually accounted for more than 10% of the Company’s accounts receivable or 70% as of December 31, 2024 and two customers individually accounted for 10% of total accounts receivable or 73% as of December 31, 2023.

The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2024. The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2023.

13.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842. See Note 7 for future minimum commitments under all non-cancelable operating leases.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. while the outcome of existing disputes and claims is uncertain, the Company does not expect that the resolution of existing disputes and claims would have a material adverse effect on its consolidated financial position or liquidity or the Company’s consolidated results of operations. Litigation expenses are expensed as incurred.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

14.RELATED PARTY TRANSACTIONS

Pursuant to the Holdings LLC agreement, the Company makes pro rata tax distributions to the holders of Holdings’ units, in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them. For the year ended December 31, 2024, Holdings distributed a total of $50,082 of tax distributions to its members, of which $15,219 was paid to Parent, resulting in a net tax distribution to all other members of $34,863. For the year ended December 31, 2023, Holdings distributed a total of $49,955 of tax distributions to its members, of which $11,593 was paid to Parent, resulting in a net tax distribution to all other members of $38,362.

In connection with the special distribution, $15,573 was disbursed to Class B unitholders of Holdings on June 11, 2024.

15.SEGMENT REPORTING

The Company has two operating segments and two reportable segments: Payment Card and Arculus. Payment Card and Arculus were concluded to be two separate reportable segments. Payment Card generates its revenue through the production and sale of metal payment cards while Arculus generates its revenue through the production and sale of metal payment or nonpayment cards containing Arculus technology for authentication and/or digital asset cold storage and related services. The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

The Company accounts for Arculus on a direct cost basis. Payment Card contains its direct costs and all corporate costs.

The chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company. The CODM evaluates the performance of Payment Card and Arculus primarily based on net sales, gross profit and net (loss) income. The Company does not have any intra-entity sales.

	Year Ended December 31,
	2024	2023
Net Sales
Payment Card	$410,061	$388,903
Arculus	10,510	1,726
	$420,571	$390,629

Gross profit
Payment Card	$210,960	$208,286
Arculus	8,267	796
	$219,227	$209,082

Net income (loss)
Payment Card	$114,841	$116,576
Arculus	(4,583)	(15,374)
	$110,258	$101,202

	December 31,
	2024	2023
Identifiable assets
Payment Card	$196,126	$170,752
Arculus	5,642	3,475
	$201,768	$174,227

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

The below table presents significant segment expenses for Payment Card.

	Year Ended December 31,
	2024	2023
Net sales	$410,061	$388,903
Less:
Cost of sales (1)	190,879	173,269
Personnel costs including variable compensation	38,859	32,092
Marketing costs	1,511	1,606
Professional fees	7,287	6,108
Interest expense, net (2)	16,849	24,194
Depreciation (1)	8,550	7,674
Equity-based compensation	19,403	16,212
Other segment costs (3)	11,882	11,172
Segment net income	$114,841	$116,576
(1)	Cost of sales presented excludes depreciation of $8.6 million and $7.6 million for each of the years ended December 31, 2024 and, December 31, 2023, respectively. The portion of depreciation that was recorded in Cost of sales is included in depreciation.
(2)	Includes amortization of deferred finance costs for the years ended December 31, 2024 and December 31, 2023.
(3)	Other segment costs include utilities, insurance, office supplies, travel and sales and use taxes.

The below table presents significant segment expenses for Arculus.

	Year Ended December 31,
	2024	2023
Net sales	$10,510	$1,726
Less:
Cost of sales (1)	2,019	697
Personnel costs including variable compensation	5,097	6,508
Marketing costs	3,271	3,414
Professional fees	2,603	4,296
Depreciation (1)	624	713
Equity-based compensation	491	436
Other segment costs	988	1,036
Segment net loss	$(4,583)	$(15,374)
(1)	Cost of sales presented excludes depreciation of $0.2 million for each of the years ended December 31, 2024 and December 31, 2023. The portion of depreciation that was recorded in Cost of sales is included in the Depreciation line.

COMPOSECURE HOLDINGS, L.L.C.

Notes to Consolidated Financial Statements

(amounts in dollars - except unit data)

16.SUBSEQUENT EVENTS

Spin-off

On February 28, 2025, the Parent completed the previously-announced spin-off (the “Spin-Off”) of Resolute Holdings Management, Inc. (“Resolute Holdings”), and, in connection with the Spin-Off, the Company entered into a management agreement pursuant to which Resolute Holdings will provide management and other related services to the Company in exchange for payment of quarterly management fees based on 2.5% of trailing twelve-month Adjusted EBITDA calculated in accordance with the management agreement. In connection with the Spin-Off, the Parent and Holdings entered into several other agreements with Resolute Holdings, including a separation and distribution agreement, state and local tax sharing agreement, among others. Resolute Holdings is an entity that the Company formed on September 27, 2024.

Lease amendment

On January 22, 2025, the Company exercised a renewal option for the lease of one of its production facilities. The lease was extended for a five-year term beginning on October 1, 2026, and ending on September 30, 2031. The aggregate anticipated base rent payments under the extension are $5.3 million.

SAFE Investment

On February 10, 2025, the Company’s investment in a SAFE with Signify Holdings, Inc. (dba Rain) was converted to an equity interest under the terms of the agreement.

Other Events

Subsequent to December 31, 2024, Resolute acquired shares which resulted in Resolute owning an approximately 51% share of the Company at the time of filing of this annual report.

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

Item 11. Executive Compensation

As discussed in Note 2 to the Consolidated Financial Statements of CompoSecure Holdings included in this Annual Report, the Consolidated Financial Statements of CompoSecure Holdings were revised for the fiscal year ended December 31, 2023 to reflect an accounting change in connection with the determination that, following the filing of the Form 10 in connection with the Spin-Off, CompoSecure Holdings is a public business entity for purposes of applicable accounting rules. As no incentive compensation has been granted, earned or otherwise paid to the executive officers or directors covered by the Resolute Holdings Management, Inc. Compensation Recoupment Policy (the “Policy”), no recovery is required under the Policy in connection with this immaterial error correction.

Except as disclosed herein, the information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).
4.1*	Description of the registrant’s common stock.
10.1

Management Agreement, dated February 28, 2025, by and between CompoSecure Holdings, L.L.C. and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.2

Registration Rights Agreement, dated February 28, 2025, by and between Resolute Compo Holdings LLC and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.3+	Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the registrant’s Registration Statement on Form 10 filed with the SEC on February 10, 2025).
10.5+	Amended and Restated Offer Letter with David Cote (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.6+	Amended and Restated Offer Letter with Thomas Knott (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.7+	Amended and Restated Offer Letter with Kurt Schoen (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.8

U.S. State and Local Tax Sharing Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.9

Letter Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.10

Credit Agreement, dated February 28, 2025, by and between the registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.11*+	Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy
19.1*	Resolute Holdings Management, Inc. Insider Trading Policy, effective as of February 28, 2025.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Oficer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Resolute Holdings Management, Inc. Compensation Recoupment Policy, adopted February 28, 2025.

101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 31, 2025	By:	/s/ Thomas R. Knott
Thomas R. Knott
Chief Executive Officer

Date:	March 31, 2025	By:	/s/ Kurt Schoen
Kurt Schoen
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas R. Knott and Kurt Schoen, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Knott	Chief Executive Officer	March 31, 2025
Thomas R. Knott
(Principal Executive Officer)

/s/ Kurt Schoen	Chief Financial Officer	March 31, 2025
Kurt Schoen
(Principal Financial and Accounting Officer)

/s/ David Cote	Executive Chairman	March 31, 2025
David Cote

/s/ John Cote	Director	March 31, 2025
John Cote

/s/ Joseph J. Deangelo	Director	March 31, 2025
Joseph J. Deangelo

/s/ Roger B. Fradin	Director	March 31, 2025
Roger B. Fradin

/s/ Paul Galant	Director	March 31, 2025
Paul Galant

/s/ Brian F. Hughes	Director	March 31, 2025
Brian F. Hughes

/s/ Mark James	Director	March 31, 2025
Mark James

/s/ Krishna Mikkilineni	Director	March 31, 2025
Krishna Mikkilineni

/s/ Jane J. Thompson	Director	March 31, 2025
Jane J. Thompson