Form 10-Q
period 2025-03-31
Resolute Holdings Management, Inc.
filed 2025-05-12
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 001-42458

Resolute Holdings Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-1246734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Ave, Suite 5B

New York, NY 10022

(212) 256-8405

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RHLD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 9, 2025, there were 8,525,998 shares of the registrant’s common stock outstanding.

RESOLUTE HOLDINGS MANAGEMENT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Resolute Holdings Management, Inc. (“Resolute Holdings”, and together with CompoSecure Holdings, L.L.C., the “Company”) believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement (as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee (as defined herein) and termination;
●	risks relating to our current reliance on CompoSecure Holdings L.L.C. (“CompoSecure Holdings”), including the presentation of CompoSecure Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into CompoSecure Holdings or our other managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at CompoSecure Holdings and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	the ability of CompoSecure Holdings to grow and manage growth profitably, maintain relationships with its customers, compete within its industry and retain its key employees;
●	the possibility that CompoSecure Holdings may be adversely impacted by other economic, business and/or competitive factors;
●	future exchange and interest rates;
●	damage to our reputation;
●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;
●	cybersecurity and privacy considerations;

●	legal proceedings and investigatory risks, including the outcome of any legal proceedings that may be instituted against CompoSecure Holdings or others;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company;
●	the impact of global economic and political developments on our business, including inflationary pressures, volatile interest rates, variable tariff policies or intensified disruptions in the global financial markets, the change in the U.S. presidential administration, the conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
●	certain factors discussed elsewhere in this Quarterly Report.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Statements

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	March 31,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,017	$71,589
Accounts receivable	54,188	47,449
Inventories, net	47,501	44,833
Prepaid expenses and other current assets	3,450	2,696
Deferred tax asset	24	24
Total current assets	176,180	166,591

Property and equipment, net	21,917	23,448
Right of use assets, net	10,238	5,404
Derivative asset - interest rate swap	1,996	2,749
Deposits and other assets	3,957	3,600
Total assets	$214,288	$201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,414	$5,691
Accrued expenses	16,196	20,062
Bonus payable	4,199	8,466
Commission payable	2,400	2,563
Current portion of long-term debt	12,500	11,250
Current portion of lease liabilities – operating leases	2,110	2,113
Total current liabilities	48,819	50,145

Long-term debt, net of deferred financing costs	180,713	184,389
Lease liabilities, operating leases	8,762	3,888
Total liabilities	238,294	238,422

Commitments and contingencies (Note 16)	—	—

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 8,525,998 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	14,569	1,544
Accumulated deficit	(5,700)	(2,334)
Total stockholders' equity (deficit)	8,869	(790)
Non-controlling interest	(32,875)	(35,840)
Total equity (deficit)	(24,006)	(36,630)
Total liabilities and stockholders' equity (deficit)	$214,288	$201,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three months ended
	March 31,
	2025	2024
Net sales	$103,889	$104,010
Cost of sales	49,342	48,797
Gross profit	54,547	55,213
Operating expenses:
Selling, general and administrative expenses	28,926	22,770
Income from operations	25,621	32,443

Other income (expense):
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	(297)
Interest income	1,077	1,104
Interest expense	(3,384)	(6,537)
Amortization of deferred financing costs	(131)	(327)
Total other expense, net	(2,438)	(6,057)
Income (loss) before income taxes	23,183	26,386
Income tax (expense)	(568)	—
Net income (loss)	$22,615	$26,386

Net income (loss) attributable to non-controlling interest	25,981	26,386

Net income (loss) attributable to common stockholders	$(3,366)	$—

Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.39)	$—

Weighted average shares used to compute net income (loss) per share attributable to common stockholders - basic & diluted (in thousands)	8,526	8,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in thousands)

	Three months ended March 31,
	2025	2024
Net income (loss) including non-controlling interests	$22,615	$26,386
Other comprehensive income (loss):
Unrealized gain (loss) on derivative - interest rate swap	(753)	487
Total other comprehensive income (loss)	(753)	487
Comprehensive income (loss) including non-controlling interests	21,862	26,873
Less: comprehensive income (loss) attributable to non-controlling interests	25,228	26,873
Comprehensive income (loss) attributable to common stockholders	$(3,366)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in thousands)

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,526	$—	$1,544	$(2,334)	$(790)	$(35,840)	$(36,630)
Equity-based compensation	—	—	1,156	—	1,156	4,890	6,046
Contribution by CompoSecure Holdings	—	—	11,869	—	11,869	—	11,869
Contribution to Resolute Holdings	—	—	—	—	—	(11,869)	(11,869)
Net income (loss)	—	—	—	(3,366)	(3,366)	25,981	22,615
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(15,284)	(15,284)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(753)	(753)
Balance as of March 31, 2025	8,526	$—	$14,569	$(5,700)	$8,869	$(32,875)	$(24,006)

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	8,526	$—	$—	$—	$—	$(198,584)	$(198,584)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(13,422)	(13,422)
Transfer to CompoSecure	—	—	—	—	—	(442)	(442)
Equity-based compensation	—	—	—	—	—	4,167	4,167
Net income (loss)	—	—	—	—	—	26,386	26,386
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(3,426)	(3,426)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	487	487
Balance as of March 31, 2024	8,526	$—	$—	$—	$—	$(184,834)	$(184,834)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$22,615	$26,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,273	2,221
Equity-based compensation expense	6,046	4,167
Amortization of deferred financing costs	131	345
Non-cash operating lease expense	615	587
Change in fair value of derivative liability – convertible notes redemption make-whole provisions	—	297
Changes in assets and liabilities
Accounts receivable	(6,739)	5,378
Inventories	(2,668)	(2,657)
Prepaid expenses and other assets	(754)	654
Accounts payable	5,723	(369)
Accrued expenses	(3,866)	460
Lease liabilities	(578)	(603)
Other liabilities	(4,430)	(1,198)
Net cash provided by operating activities	18,368	35,668

Cash flows from investing activities:
Purchase of property and equipment	(576)	(1,613)
Capitalized software costs	(580)	—
Net cash used in investing activities	(1,156)	(1,613)

Cash flows from financing activities:
Payment of term loan	(2,500)	(4,688)
Distributions to CompoSecure Holdings members	—	(13,422)
Contribution by CompoSecure Holdings	11,869	—
Contribution to Resolute Holdings	(11,869)	—
Payments for taxes related to net share settlement of CompoSecure equity awards	(15,284)	(3,426)
Transfer to CompoSecure	—	(442)
Net cash used in financing activities	(17,784)	(21,978)

Net increase (decrease) in cash and cash equivalents	(572)	12,077

Cash and cash equivalents, beginning of period	71,589	38,191

Cash and cash equivalents, end of period	$71,017	$50,268

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$3,299	$4,175
Supplemental disclosure of non-cash financing activities:
Consolidation of CompoSecure Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$(98,508)	$—
Derivative asset - interest rate swap	$(753)	$487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Resolute Holdings Management, Inc. (“Resolute Holdings”) is a Delaware corporation formed on September 27, 2024 (“Inception Date”). It is organized to provide operating management services to CompoSecure Holdings, L.L.C. (“CompoSecure Holdings”), a direct, wholly owned subsidiary of CompoSecure, Inc. (“CompoSecure”) and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings will apply a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses, including CompoSecure Holdings, and at Resolute Holdings. Resolute Holdings will also apply its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

CompoSecure Holdings, located in Somerset, New Jersey, is a manufacturer and designer of complex metal, composite and proprietary financial transaction cards. CompoSecure Holdings was founded and commenced operations in 2000 and provides products and services primarily to global financial institutions, plastic card manufacturers, system integrators, and security specialists. Since its inception, CompoSecure Holdings has established itself as a technology partner to market leaders, fintechs and consumers enabling trust for millions of people around the globe. CompoSecure Holdings combines elegance, simplicity and security to deliver exceptional experiences and peace of mind in the physical and digital world. Its innovative payment card technology and metal cards with Arculus secure authentication and digital asset storage capabilities deliver unique, premium branded experiences, enable people to access and use their financial and digital assets, and ensure trust at the point of a transaction.

CompoSecure Holdings creates newly innovated, highly differentiated and customized quality financial payment products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. Its customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. CompoSecure Holdings is a platform for next generation payment technology, security, and authentication solutions. CompoSecure Holdings maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. It has established a niche position in the financial payment card market with over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. CompoSecure Holdings serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

On February 28, 2025, CompoSecure distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with CompoSecure Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings (together with CompoSecure Holdings, the “Company”) is required to consolidate CompoSecure Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary (see Notes 2, 9, and 14). Resolute Holdings does not own any equity interests or common stock in CompoSecure Holdings or CompoSecure.

Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings will pay Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ adjusted earnings before interest, taxes, depreciation, depletion and amortization, non-cash expenses such as equity-based compensation, and one-time non-recurring expenses (“Adjusted EBITDA”), measured for the period ending on the fiscal quarter then ended, as defined in the CompoSecure Management Agreement (“Management Agreement Adjusted EBITDA”). CompoSecure Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

and expenses incurred on behalf of CompoSecure Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by CompoSecure Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and CompoSecure Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require CompoSecure Holdings to pay a termination fee, which may be paid in cash, shares of common stock of CompoSecure or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are adjusted retroactively for all periods presented to reflect the change in the Company’s capital structure on a post-Spin-Off basis, unless otherwise noted.

Following the execution of the Management Agreement on February 28, 2025, Resolute Holdings determined that CompoSecure Holdings is a VIE in which Resolute Holdings is deemed the primary beneficiary and as a result, CompoSecure Holdings is consolidated pursuant to ASC 810, Consolidation (“ASC 810”). The assets, liabilities and non-controlling interests of CompoSecure Holdings were initially measured at the amounts in which they were carried in the accounting records of CompoSecure, the reporting entity that formerly controlled CompoSecure Holdings, with no adjustment to current fair values, and no recognition of gain or loss because Resolute Holdings and CompoSecure were both under common control. See Note 9 for the non-controlling interest recorded related to CompoSecure Holdings.

The Company’s financial statements are presented on a consolidated basis and include the results of operations and financial position of CompoSecure Holdings for the period in which control of CompoSecure Holdings occurred as though such control had occurred at the beginning of the period. The results of operations for the quarter ended March 31, 2025 comprise those of the separate operations of Resolute Holdings and CompoSecure Holdings combined from January 1, 2025 to February 27, 2025 and those of the combined operations from February 28, 2025 to March 31, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with ASC 850-50, the Company’s financial statements for the prior periods were retrospectively adjusted in the periods in which Resolute Holdings and CompoSecure Holdings were under common control. For periods in which Resolute Holdings and CompoSecure Holdings were not under common control, the financial statements presented are those of CompoSecure Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity. Thus, only the results of operations and cash flows of CompoSecure Holdings are presented for the three months ended March 31, 2024.

The Company’s significant accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of March 31, 2025 or December 31, 2024.

The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 60 days of the invoice, a significant financing component is not included within the contracts.

The majority of the Company’s contracts with its customers have the same performance obligation of manufacturing and transferring the specified number of cards to the customer. Each individual card included within an order constitutes a separate performance obligation, which is satisfied upon the transfer of goods to the customer. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company’s contracts are generally short-term in nature.

Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of variable consideration such as discounts, rebates, and returns which is measured based on the expected value or most likely amount of variable consideration, as applicable.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

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

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606 which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended March 31, 2025 and March 31, 2024 the Company recognized $540 and $0 of revenue under bill and hold arrangements, respectively.

Segment Information

The Company is managed and operated as two businesses given each of Resolute Holdings and CompoSecure Holdings are distinct operating businesses and legal entities that are consolidated only for U.S. GAAP accounting purposes. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on income from operations of each business.

Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates two reportable segments include the existence of the CompoSecure Management Agreement as Resolute Holdings’ sole source of revenue that is eliminated in consolidation, the similar nature of all of the products that CompoSecure Holdings sells, the separate and distinct organizational structure of each of Resolute Holdings and CompoSecure Holdings, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources

Software Development Costs

The Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $580 and $0 of software development costs for the three months ended March 31, 2025 and March 31, 2024, respectively. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software costs was $1,520 and $985 as of March  31, 2025 and December 31, 2024, respectively. Capitalized software costs are amortized between one and two years and $166 and $0 was amortized during the three months ended March 31, 2025 and March 31, 2024, respectively.

Investments

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity ("SAFE") with Signify Holdings, Inc., also known as Rain Cards ("Rain Cards"). Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company originally elected to account for this investment at cost. On February 10, 2025, the Company’s Rain Cards SAFE investment was converted to an equity interest under the terms of the agreement. No impairment has been recorded on the Rain Cards SAFE investment during the quarter ended March 31, 2025. Investment in Rain Cards is included as part of deposits and other assets on the consolidated balance sheets.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding during the period includes the Company’s common stock as if the common stock distributed in the Spin-Off were outstanding from January 1, 2024 until the date of the Spin-Off.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents only if the effect is not anti-dilutive.

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

On December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that PBEs on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual financial statements as of December 31, 2025 and for the year then ended. The Company believes that ASU 2023-09 will not have a material impact on the Company’s financial statements or disclosures.

3. EQUITY-BASED COMPENSATION

The following table summarizes equity-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations under the Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (the “Resolute Equity Plan”) and the CompoSecure, Inc. 2021 Incentive Equity Plan (the “CompoSecure Equity Plan”). The Company is required to expense equity-based compensation granted under the CompoSecure Equity Plan due to the consolidation of CompoSecure Holdings and because CompoSecure and Resolute Holdings are under common control. Equity granted under the CompoSecure Equity Plan relates to CompoSecure Class A common stock and has no impact on Resolute Holdings’ common stock outstanding. In accordance with the CompoSecure Equity Plan, outstanding awards at the time of the Spin-Off were adjusted to maintain the aggregate intrinsic value of the awards (“Spin-Off Adjustment”) before and after the Spin-Off.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

	Three months ended March 31,
	2025	2024
Stock option expense	$748	$3
Restricted stock unit expense	4,639	3,963
Performance stock unit expense	659	173
Employee stock purchase plan	—	28
Total equity-based compensation expense	$6,046	$4,167

Resolute Equity Plan	$8	$—
CompoSecure Equity Plan	6,038	4,167
Total equity-based compensation expense	$6,046	$4,167

The following table sets forth the activity related to the Resolute Equity Plan for the period January 1, 2025 to March 31, 2025:

Resolute Equity Plan Stock Option Activity

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Shares	(years)	(in thousands)
Outstanding at January 1, 2025	—	$—	—	$—
Granted	16,512	$46.82	9.9	—
Exercised	—	$—	—	$—
Outstanding at March 31, 2025	16,512	$46.82	9.9	$—
Vested and exercisable at March 31, 2025	—	$—	—	$—

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $391 and is expected to be recognized over a weighted average period of approximately 2.5 years.

The following tables set forth the activity related to the CompoSecure Equity Plan for the period January 1, 2025 to March 31, 2025:

CompoSecure Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	6,081,715
Granted	1,311,116
Spin-Off Adjustment	783,008
Vested	(2,227,972)
Forfeited	(31,468)
Nonvested at March 31, 2025	5,916,399

Unrecognized compensation cost for restricted stock units under the CompoSecure Equity Plan totaled $45,428 and is expected to be recognized over a weighted average period of approximately 3.6 years.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

CompoSecure Equity Plan Stock Option Activity

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Shares	(years)	(in thousands)
Outstanding at January 1, 2025	2,034,213	$12.19	8.9	$6,386
Granted	—	$—	—	$—
Spin-Off Adjustment	336,573	$10.64	8.7	$78
Exercised	(50,000)	$2.40	2.0	$424
Outstanding at March 31, 2025	2,320,786	$10.64	8.7	$2,399
Vested and exercisable at March 31, 2025	362,740	$4.26	4.6	$2,399

Unrecognized compensation cost for stock options under the CompoSecure Equity Plan totaled $10,516 and is expected to be recognized over a weighted average period of approximately 3.5 years.

CompoSecure Holdings Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	1,755,531
Granted	—
Spin-Off Adjustment	297,783
Vested	—
Nonvested at March 31, 2025	2,053,314

Unrecognized compensation cost for performance and market-based stock units as of March 31, 2025 under the CompoSecure Equity Plan totaled $3,990 and is expected to be recognized over a weighted average period of approximately 1.5 years.

4. INCOME TAXES

The Company recorded income tax provision of $568 and $0 for the three months ended March 31, 2025, and March 31, 2024, respectively.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s effective tax rate was 2.5% and 0% for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest in CompoSecure Holdings is pass-through income which flows through to its 100% owner CompoSecure. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at CompoSecure.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

5. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders for the three months ended March 31, 2025 and March 31, 2024, respectively.

	Three months ended March 31,
	2025	2024
Basic and diluted:
Net income (loss)	$22,615	$26,386
Less: Net (income) loss attributable to non-controlling interest	(25,981)	(26,386)
Net income (loss) attributable to common stockholders	$(3,366)	$—
Weighted average common shares outstanding used in computing attributable net income (loss) per share	8,525,998	8,525,998
Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.39)	$—

Basic net income (loss) per share attributable to common stockholders for the three months ended March 31, 2025 was calculated by dividing net loss attributable to common stockholders of $3,366 divided by 8,525,998 of weighted average common shares outstanding at March 31, 2025. Since all of the Resolute Equity Plan awards outstanding as of March 31, 2025 were antidilutive, diluted net loss per share is equal to the basic loss per share.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts.

The following amounts were not included in the calculation of net income (loss) per diluted share attributable to common stockholders because their effects were anti-dilutive:

	Three months ended March 31,
	2025	2024
Potentially dilutive securities:
Resolute Equity Plan awards	16,512	—

6. INVENTORIES

The Company’s major classes of inventories at CompoSecure Holdings were as follows:

	March 31, 2025	December 31, 2024
Raw materials	$46,588	$46,109
Work in process	2,562	1,024
Finished goods	1,243	505
Inventory reserve	(2,892)	(2,805)
	$47,501	$44,833

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2025	December 31, 2024
Machinery and equipment	5 - 10 years	$39,212	$38,012
Furniture and fixtures	3 - 5 years	38	33
Computer equipment	3 - 5 years	46	46
Leasehold improvements	Shorter of lease term or estimated useful life	12,320	11,711
Vehicles	5 years	88	88
Software	1 - 2 years	1,963	1,718
Construction in progress		1,181	2,664
Total		54,848	54,272
Less: Accumulated depreciation and amortization		(32,931)	(30,824)
Property and equipment, net		$21,917	$23,448

Depreciation and amortization expense for property and equipment was $2,107 and $2,221 for the three months ended March 31, 2025 and March 31, 2024, respectively.

8. DEBT

Resolute Credit Agreement

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provides for a $5,000 senior secured revolving credit facility available to be used by Resolute Holdings. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter.

As of March 31, 2025 and December 31, 2024, there was no balance outstanding on the Resolute Credit Agreement. As of March 31, 2025, there was $5,000 of availability for borrowing under the Resolute Credit Agreement. Creditors of the Resolute Credit Agreement have no recourse to any assets or liabilities of CompoSecure Holdings.

CompoSecure Holdings Credit Facility

On July 26, 2016, CompoSecure Holdings, together with CompoSecure and its operating subsidiary, entered into a $120,000 credit facility (the “2016 Credit Facility”) with J.P. Morgan Chase (“JPMC”) as the lending agent that provided the Company with a revolving credit facility with a maximum borrowing capacity of $40,000 (the “2016 Revolver”) and a term loan of $80,000 (the “2016 Term Loan”) that was scheduled to mature in July 2021. The 2016 Credit Facility was subsequently amended in July 2019, November 2020 and December 2021 (the “2021 CompoSecure Holdings Credit Facility”) to increase the borrowing capacity of the 2016 Revolver and the 2016 Term Loan and to extend the maturity date of the 2016 Credit Facility. The 2021 CompoSecure Holdings Credit Facility increased the overall borrowing capacity of the credit facility to $310,000 and comprised of a revolving credit facility with a maximum borrowing capacity of $60,000 (the “2021 Revolver”) and a term loan of $250,000 (the “2021 Term Loan”). The 2021 Credit Facility was set to mature on December 16, 2025. The 2021 CompoSecure Holdings Credit Facility was also amended in February 2023, May 2023 and March 2024 to (i) transition the 2021 CompoSecure Holdings Credit Facility from bearing interest based on LIBOR to Secured Overnight Financing Rate Data (“SOFR”), (ii) to remove certain lenders who no longer wanted to

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

participate in the 2021 CompoSecure Holdings Credit Facility, and (iii) to allow CompoSecure to repurchase outstanding shares of its common stock, common stock warrants and Exchangeable Notes in an aggregate amount not to exceed $40,000. The 2021 CompoSecure Holdings Credit Facility was accounted for as a modification and approximately $1,800 of additional costs incurred in connection with the modification were capitalized as debt issuance costs.

On August 7, 2024, the CompoSecure Holdings, together with its operating subsidiaries, and CompoSecure, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 CompoSecure Holdings Credit Facility” and collectively with the 2021 CompoSecure Holdings Credit Facility, the “CompoSecure Holdings Credit Facilities”) and the lenders party thereto to refinance the 2021 CompoSecure Holdings Credit Facility. The 2024 CompoSecure Holdings Credit Facility amended and restated the 2021 CompoSecure Holdings Credit Facility in its entirety. In conjunction with the 2024 CompoSecure Holdings Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 and comprised of a term loan of $200,000 (the “2024 CompoSecure Holdings Term Loan”) and a revolving credit facility of $130,000 (the “2024 CompoSecure Holdings Revolver”). Two lenders who participated in the 2021 CompoSecure Holdings Credit Facility did not participate in the 2024 CompoSecure Holdings Credit Facility and transferred their debt to other lenders. The 2024 CompoSecure Holdings Credit Facility is set to mature on August 7, 2029. The 2024 CompoSecure Holdings Credit Facility was accounted for as an extinguishment for the two lenders who transferred their debt and as a modification for all other remaining lenders. As a result, the Company wrote-off approximately $148 in unamortized debt issuance costs related to the lenders who did not participate in the 2024 CompoSecure Holdings Credit Facility.

In conjunction with the 2024 CompoSecure Holdings Credit Facility, the Company incurred approximately $686 in lender fees and $147 in other third-party fees related to the 2024 CompoSecure Holdings Revolver and approximately $1,056 in lender fees and $225 in other third-party fees related to the 2024 CompoSecure Holdings Term Loan. The $1,056 of lender fees related to the 2024 CompoSecure Holdings Term Loan have been capitalized and these fees, along with $832 of unamortized debt issuance costs related to the 2021 CompoSecure Holdings Credit Facility, will be amortized into interest expense through the maturity date of the 2024 CompoSecure Holdings Term Loan using the effective interest method. Similarly, $686 of lender fees and $147 of other third-party fees related to the 2024 CompoSecure Holdings Revolver have been capitalized as an other long-term asset and will be amortized into interest expense through the maturity date of the 2024 CompoSecure Holdings Revolver using the straight-line method. The $225 other third-party fees related to the 2024 CompoSecure Holdings Term Loan were expensed as incurred.

On December 30, 2024, CompoSecure Holdings, together with its operating subsidiaries, and CompoSecure, executed Amendment No. 1 to the 2024 CompoSecure Holdings Credit Facility (the “December 2024 Amendment”) to allow CompoSecure to facilitate the Spin-Off. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, the Company incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the 2024 CompoSecure Holdings Credit Facility.

The 2024 CompoSecure Holdings Credit Facility requires the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The 2024 CompoSecure Holdings Credit Facility also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. Both the 2021 CompoSecure Holdings Credit Facility and the 2024 CompoSecure Holdings Credit Facility provide for the Company to prepay the term loans without penalty or premium. The CompoSecure Holdings Credit Facilities are secured by substantially all of the assets of CompoSecure Holdings.

Interest on the revolving credit facility and the term loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75%. based on CompoSecure Holdings’ leverage ratio. At March 31, 2025 and December 31, 2024, the effective interest rate on the CompoSecure Holdings Revolver and CompoSecure Holdings Term Loan was 6.86% and 6.81% per year, respectively

The Company recognized $2,737 and $4,459 of interest expense related to the revolving credit facility and term loan for the three months ended March 31, 2025 and March 31, 2024, respectively.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The CompoSecure Holdings Credit Facilities contain certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio related to financial performance solely at CompoSecure Holdings. As of March 31, 2025 and December 31, 2024, CompoSecure Holdings was in compliance with all financial covenants. The fair value of the CompoSecure Holdings Credit Facilities approximate the carrying value for all periods presented. Creditors of the CompoSecure Holdings Credit Facilities have no recourse to any assets or liabilities of Resolute Holdings.

As of March 31, 2025 and December 31, 2024, there were no balances outstanding on the CompoSecure Holdings Revolver. As of March 31, 2025, there was $130,000 of availability for borrowing at CompoSecure Holdings under the CompoSecure Holdings Revolver.

The balances payable under all CompoSecure Holdings borrowing facilities are as follows:

	2025	2024

	Term Loan	Term Loan
Loan Balance	$195,000	$197,500
Less: current portion of term loan (scheduled payments)	(12,500)	(11,250)
Less: net deferred financing costs	(1,787)	(1,861)
Total Long Term debt	$180,713	$184,389

The maturity of all the CompoSecure Holdings borrowings facilities is as follows:

Remainder of 2025	$8,750
2026	15,000
2027	16,250
2028	20,000
2029	135,000
Total	$195,000

In order to hedge CompoSecure Holdings’ exposure to variable interest rate fluctuations related to the $310,000 of borrowings under its 2021 CompoSecure Holdings Credit Facility, CompoSecure Holdings entered into two interest rate swap agreements with Bank of America on January 11, 2022, the first of which had an effective date of January 5, 2022 (the “January 2022 Swap”), and the second of which had an effective date of December 5, 2023 (the “December 2023 Swap” and, collectively with the January 2022 Swap, the “Interest Rate Swap Agreements”). The January 2022 Swap expired on December 5, 2023 while the December 2023 Swap is set to expire in December 2025. Both the January 2022 Swap and the December 2023 Swap are settled at the end of the month between the parties. The December 2023 Swap has a notional amount of $125,000 and was designated as a cash flow hedge for accounting purposes.

The Company determined the fair value of the Interest Rate Swap Agreements to be zero at the inception of the agreements and $1,996 and $2,749 at March 31, 2025 and December 31, 2024, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreements through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreements at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreements. Interest related to the Interest Rate Swap Agreements converted from LIBOR to SOFR at the same time as the amendment of 2021 CompoSecure Holdings Credit Facility in February 2023.

CompoSecure Holdings Exchangeable Senior Notes

On April 19, 2021 , CompoSecure and CompoSecure Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

on December 27, 2021, the Exchangeable Notes issued by CompoSecure Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of CompoSecure at an initial conversion price of $11.50 per CompoSecure share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by CompoSecure and its wholly owned subsidiary, CompoSecure Holdings, and the trustee under the Indenture (“Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of CompoSecure Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $0 and $(297) for the three months ended March 31, 2025 and March 31, 2024, respectively. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0 and $2,396 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

9. EQUITY STRUCTURE

Shares Authorized

As of March 31, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of March 31, 2025, there were 8,525,998 shares of common stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding.

Spin-Off

On February 28, 2025, CompoSecure distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date. Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. There were 8,525,998 common shares of the Company distributed as a result of the Spin-Off.

Non-controlling Interest

Non-controlling interest represents direct interests held in CompoSecure Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in CompoSecure Holdings as CompoSecure Holdings is a wholly owned subsidiary of CompoSecure. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate CompoSecure Holdings because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in CompoSecure Holdings that are held by CompoSecure as a non-controlling interest in the Company’s consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Consolidated Statements of

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Operations to derive net income or loss attributable to common stockholders. Refer to Note 13 for segment financial information of the Company.

10. LEASES

The Company leases certain office space and manufacturing space under arrangements currently classified as leases under ASC 842, Leases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal options ranging from one to five years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company’s leases have remaining lease terms of one to ten years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Three of the Company’s leases provide an early termination option, however, the option was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date.

The weighted-average remaining lease term for the Company’s leases is 5.5 years as of March 31, 2025. The weighted-average discount rate used in the measurement of the lease liabilities was 6.33% as of March 31, 2025.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost	$656	$587
Variable lease cost	295	240
Total lease cost	$951	$827

Future minimum commitments under all non-cancelable operating leases are as follows:

Remainder of 2025	$2,053
2026	2,703
2027	2,090
2028	2,053
2029	1,597
Later years	2,815
Total lease payments	13,311
Less: Imputed interest	(2,439)
Present value of lease liabilities	$10,872

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended March 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$664	$603
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,884	$—

11. RETIREMENT PLANS

Defined Contribution Plan

Resolute Holdings has a 401(k) profit sharing plan for all full-time employees. Resolute Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. CompoSecure Holdings has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. Beginning in January 2025, CompoSecure Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. Prior to January 2025, CompoSecure Holdings matched 100% of the first 1% of employees’ plan compensation and 50% of the employees’ plan compensation in excess of 1% and up to 6%.

Retirement plan expense for the three months ended March 31, 2025 and March 31, 2024 was approximately $856 and $591, respectively.

12. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$1,996	$—	$1,996
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis.

Derivative asset - interest rate swap

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 5, 2022. See Note 8.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

13. SEGMENTS

The Company is managed and operated as two businesses given each of Resolute Holdings and CompoSecure Holdings are distinct operating businesses and legal entities that are consolidated only for U.S. GAAP accounting purposes. Intercompany transactions consisting of management fees paid by CompoSecure Holdings to Resolute Holdings along with expenses incurred by Resolute Holdings while still as a wholly owned subsidiary of CompoSecure Holdings are also eliminated in consolidation.

The Company’s CODM is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on income from operations of each business. Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates two reportable segments include the existence of the CompoSecure Management Agreement as Resolute Holdings’ sole source of revenue that is eliminated in consolidation, the similar nature of all of the products that CompoSecure Holdings sells, the separate and distinct organizational structure of each of Resolute Holdings and CompoSecure Holdings, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

The following tables present each reportable segment’s statements of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended
	March 31, 2025
	($ in thousands)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Management fees	$1,129	$—	$(1,129)	$—
Product sales	—	103,889	—	103,889
Net sales	1,129	103,889	(1,129)	103,889
Cost of sales	—	49,342	—	49,342
Gross profit	1,129	54,547	(1,129)	54,547

Salaries and benefits	1,816	11,224	(948)	12,092
Equity-based compensation	1,156	5,613	(723)	6,046
Professional fees	456	4,535	(139)	4,852
Marketing	—	871	—	871
Subscriptions	325	—	—	325
Other operating expenses	173	4,567	—	4,740
Management fees		1,129	(1,129)	—
Total selling, general and administrative expenses	3,926	27,939	(2,939)	28,926

Income from operations	(2,797)	26,608	1,810	25,621

Interest income	—	1,077	—	1,077
Interest (expense)	(1)	(3,383)	—	(3,384)
Other	—	(131)	—	(131)
Total other income (expense)	(1)	(2,437)	—	(2,438)

Income (loss) before income taxes	(2,798)	24,171	1,810	23,183
Income tax (expense)	(568)	—	—	(568)
Net income (loss)	$(3,366)	$24,171	$1,810	$22,615

Depreciation and amortization	$—	2,273	—	2,273
Capital expenditures	$—	1,156	—	1,156

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

	Three months ended
	March 31, 2024
	($ in thousands)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Management fees	$—	$—	$—	$—
Product sales	—	104,010	—	104,010
Net sales	—	104,010	—	104,010
Cost of sales	—	48,797	—	48,797
Gross profit	—	55,213	—	55,213

Salaries and benefits	—	12,436	—	12,436
Equity-based compensation	—	4,167	—	4,167
Professional fees	—	2,349	—	2,349
Marketing	—	817	—	817
Subscriptions	—	—	—	—
Other operating expenses	—	3,001	—	3,001
Management fees	—	—	—	—
Total selling, general and administrative expenses	—	22,770	—	22,770

Income from operations	—	32,443	—	32,443

Interest income	—	1,104	—	1,104
Interest (expense)	—	(6,537)	—	(6,537)
Other	—	(624)	—	(624)
Total other income (expense)	—	(6,057)	—	(6,057)

Income (loss) before income taxes	—	26,386	—	26,386
Income tax (expense)	—	—	—	—
Net income (loss)	$—	$26,386	$—	$26,386

Depreciation and amortization	$—	2,221	—	2,221
Capital expenditures	$—	1,613	—	1,613

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The following tables present each reportable segment’s balance sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	($ in thousands)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,847	$62,170	$—	$71,017
Accounts receivable	1,129	54,188	(1,129)	54,188
Inventories, net	—	47,501	—	47,501
Prepaid expenses and other current assets	632	2,818	—	3,450
Deferred tax asset	24	—	—	24
Total current assets	10,632	166,677	(1,129)	176,180

Property and equipment, net	—	21,917	—	21,917
Right of use assets, net	1,110	9,128	—	10,238
Derivative asset - interest rate swap	—	1,996	—	1,996
Deposits and other assets	—	3,957	—	3,957
Total assets	11,742	203,675	(1,129)	214,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	112	11,236	66	11,414
Accrued expenses	1,651	15,674	(1,129)	16,196
Bonus payable	—	4,199	—	4,199
Commission payable	—	2,400	—	2,400
Current portion of long-term debt	—	12,500	—	12,500
Current portion of lease liabilities – operating leases	71	2,039	—	2,110
Total current liabilities	1,834	48,048	(1,063)	48,819

Long-term debt, net of deferred financing costs	—	180,713	—	180,713
Lease liabilities, operating leases	1,039	7,723	—	8,762
Total liabilities	2,873	236,484	(1,063)	238,294

Additional paid-in capital	14,569	—	—	14,569
Accumulated deficit	(5,700)	—	—	(5,700)
Total stockholders' equity (deficit)	8,869	—	—	8,869
Non-controlling interest	—	(32,809)	(66)	(32,875)
Total equity (deficit)	8,869	(32,809)	(66)	(24,006)
Total liabilities and stockholders' equity (deficit)	$11,742	$203,675	$(1,129)	$214,288

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

	December 31, 2024
	($ in thousands)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$71,589	$—	$71,589
Accounts receivable	—	47,449	—	47,449
Inventories, net	—	44,833	—	44,833
Prepaid expenses and other current assets	—	2,696	—	2,696
Deferred tax asset	24	—	—	24
Total current assets	24	166,567	—	166,591

Property and equipment, net	—	23,448	—	23,448
Right of use assets, net	—	5,404	—	5,404
Derivative asset - interest rate swap	—	2,749	—	2,749
Deposits and other assets	—	3,600	—	3,600
Total assets	24	201,768	—	201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	—	5,691	—	5,691
Accrued expenses	814	19,925	(677)	20,062
Bonus payable	—	8,466	—	8,466
Commission payable	—	2,563	—	2,563
Current portion of long-term debt	—	11,250	—	11,250
Current portion of lease liabilities – operating leases	—	2,113	—	2,113
Total current liabilities	814	50,008	(677)	50,145

Long-term debt, net of deferred financing costs	—	184,389	—	184,389
Lease liabilities, operating leases	—	3,888	—	3,888
Total liabilities	814	238,285	(677)	238,422

Additional paid-in capital	1,544	—	—	1,544
Accumulated deficit	(2,334)	—	—	(2,334)
Total stockholders' equity (deficit)	(790)	—	—	(790)
Non-controlling interest	—	(36,517)	677	(35,840)
Total equity (deficit)	(790)	(36,517)	677	(36,630)
Total liabilities and stockholders' equity (deficit)	$24	$201,768	$—	$201,792

14. VARIABLE INTEREST ENTITIES

The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Following the execution of the Management Agreement on February 28, 2025, CompoSecure Holdings is deemed to be a VIE in which Resolute Holdings is the primary beneficiary and CompoSecure Holdings is consolidated due to the terms of the CompoSecure Management Agreement pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates in exchange for the CompoSecure Management Fee. The nature of Resolute Holdings’ involvement in CompoSecure Holdings’ activities is outlined in the CompoSecure Management Agreement. Creditors of Resolute Holdings have no recourse to the assets or liabilities of CompoSecure Holdings, and creditors of CompoSecure Holdings have no recourse to the assets or liabilities of Resolute Holdings. Resolute Holdings has no obligation to provide any financial support to CompoSecure Holdings. See Note 13 for details of CompoSecure Holdings’ assets and liabilities.

15. GEOGRAPHIC INFORMATION AND CONCENTRATIONS

The Company’s headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended March 31,
	2025	2024
Net sales by region:
Domestic	$89,533	$92,790
International	14,356	11,220
Total	$103,889	$104,010

Resolute Holdings’ sole customer and source of revenue is CompoSecure Holdings. Resolute Holdings generates management fee revenue from the CompoSecure Management Agreement. Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings shall pay Resolute Holdings the CompoSecure Management Fee in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months Management Agreement Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears. The Company began accruing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement, based on the pro rata fees payable for the fiscal first quarter. The following table summarizes the calculation of the CompoSecure Management Fee accrual for the three months ended March 31, 2025, which is eliminated in consolidation:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
CompoSecure Management Agreement Adjusted EBITDA	$30,190	$27,643	$34,374	$34,759
LTM Management Agreement Adjusted EBITDA	126,966
Fee rate	2.50%
CompoSecure Management Fee from Feb 28, 2025 to Mar 31, 2025	$1,129

CompoSecure Holdings’ principal direct customers as of March 31, 2025 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Three customers individually accounted for more than 10% of the Company’s revenue, or 62.0% combined, of total revenue for the three months ended March 31, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 73.2%, combined, of total revenue for the three months ended March 31, 2024. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 62% and four customers individually accounted for more than 10% or approximately 70% of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2025. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2024.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $13,311of minimum undiscounted future lease payments and a present value of $10,872. See Note 10 for further details.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

17. RELATED PARTY TRANSACTIONS

After the Spin-Off and execution of the CompoSecure Management Agreement, the Company and CompoSecure are under common control by Tungsten 2024 LLC and its affiliates including Resolute Compo Holdings, LLC and Resolute ManCo Holdings LLC (“Tungsten 2024”). See Note 1 for further details on the CompoSecure Management Agreement.

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

In connection with the Spin-Off, Resolute Holdings entered into a Letter Agreement with CompoSecure (“Letter Agreement”), pursuant to which CompoSecure will (i) delegate by resolution of the CompoSecure board of directors the authority to Resolute Holdings to approve issuances of CompoSecure equity for M&A and equity awards, (ii) issue CompoSecure equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as a tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.

Certain employees of the Company (“Contractors”) have entered into Independent Contractor Agreements with CompoSecure (“Contractor Agreements”) pursuant to which CompoSecure wishes for the Contractors to provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by CompoSecure (“Contractor Services”). The Contractor Agreements shall continue until terminated by either party in accordance with the Contractor Agreements. In exchange for the Contractor Services, the Contractors shall be eligible to receive grants of restricted stock units or other equity incentive awards as determined by CompoSecure and shall remain eligible to vest in any equity incentive awards previously granted to Contractor by CompoSecure. Grants made under the Contractor Agreements are included in the disclosures in Note 3.

In connection with the Spin-Off, Resolute Holdings entered into a Registration Rights Agreement with Resolute Compo Holdings LLC (“Registration Rights Agreement”) pursuant to which Resolute Holdings agreed that, upon the request of Resolute Compo Holdings LLC and its permitted transferees including Resolute ManCo Holdings LLC (collectively, the “Holder”), subject to certain limitations, Resolute Holdings will use its reasonable best efforts to effect the registration under applicable federal or state securities laws of any shares of Resolute Holdings’ Common Stock held by Holder. If Resolute Holdings intends to file on its behalf

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

or on behalf of any of its other security holders a registration statement in connection with a public offering of any of its securities in a manner that would permit the registration for offer and sale of its common stock held by Holder, Holder has the right to include its shares of Resolute Holdings’ common stock in that offering. Resolute Holdings is generally responsible for all registration expenses in connection with the performance of its obligations under the registration rights provisions in the agreement, and Holder will be responsible for its own internal fees and expenses, any applicable underwriting discounts or commissions and any stock transfer taxes. The agreement also contains customary indemnification and contribution provisions by Resolute Holdings for the benefit of Holder and, in limited situations, by Holder for the benefit of Resolute Holdings with respect to the information provided by Holder included in any registration statement, prospectus or related document. Holder may transfer the benefits of the Registration Rights Agreement to transferees of the shares covered by the Registration Rights Agreement, provided that each transferee agrees to be bound by the terms of the Registration Rights Agreement.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement with CompoSecure (“Tax Sharing Agreement”) that governs the respective rights, responsibilities, and obligations of CompoSecure and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with CompoSecure (“Combined Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and CompoSecure, (iii) requires compensation to be paid by CompoSecure to Resolute Holdings to the extent CompoSecure uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to CompoSecure, and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to Combined Return, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to Combined Returns.

On February 28, 2025, upon the completion of the Spin-Off, Roger Fradin resigned from the board of directors of CompoSecure for personal reasons and not as a result of any disagreement with management or any matter relating to CompoSecure’s operations, policies or practices. In connection with Mr. Fradin’s resignation, CompoSecure entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the board of directors of CompoSecure in exchange for which Fradin Consulting will receive an annual cash retainer fee of $50, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of CompoSecure common stock with a fair market value, as defined in the Third Amended and Restated CompoSecure, Inc. Non-Employee Director Compensation Policy, of $150.

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote, for approximately $362 during the fiscal year ending December 31, 2025. Mr. John Cote is the managing member of SRM. The Company recognized $87 during the three months ended March 31, 2025 in selling, general, and administrative expense.

CompoSecure is the sole member of CompoSecure Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of CompoSecure Holdings, CompoSecure from time to time receives distributions from CompoSecure Holdings and CompoSecure Holdings from time to time will pay expenses on behalf of CompoSecure. There were no distributions or transfers to Composecure from CompoSecure Holdings during the three months ended March 31, 2025.

18. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Overview

Resolute Holdings Management, Inc. (“Resolute Holdings”) intends to provide operating management services to generate recurring, long-duration management fees from CompoSecure Holdings L.L.C. (“CompoSecure Holdings”) and other companies it may manage in the future. Resolute Holdings will apply a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses, including CompoSecure Holdings, and at Resolute Holdings. Resolute Holdings will also apply its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, as defined below, Resolute Holdings (together with CompoSecure Holdings, the “Company”) is required to consolidate CompoSecure Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary. Resolute Holdings does not own any equity interests or common stock in CompoSecure Holdings or CompoSecure.

CompoSecure Holdings, a wholly owned subsidiary of CompoSecure, Inc. (“CompoSecure”), creates innovative, highly differentiated and customized financial payment card products for banks and other payment card issuers to support and increase their customer acquisition, customer retention and organic customer spend. CompoSecure Holdings’ customers consist primarily of leading international and domestic banks and other payment card issuers primarily within the United States (“U.S.”), with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. CompoSecure Holdings is a platform for next generation payment technology, security, and authentication solutions. CompoSecure Holdings maintains trusted, highly-embedded and long-term customer relationships with an expanding set of global issuers. CompoSecure Holdings has established a niche position in the financial payment card market through over 20 years of innovation and experience and is focused primarily on this attractive subsector of the financial technology market. CompoSecure Holdings serves a diverse set of direct customers and indirect customers, including some of the largest issuers of credit cards in the U.S.

Recent Developments

On February 28, 2025, CompoSecure distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with CompoSecure Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates. Due to the execution of and the terms of the CompoSecure Management Agreement, Resolute Holdings (and together with CompoSecure Holdings, the “Company”) is required to consolidate CompoSecure Holdings for financial reporting purposes. Resolute Holdings does not own any equity interests or common stock in CompoSecure Holdings or CompoSecure.

Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings will pay Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended, as defined in the

CompoSecure Management Agreement (“Management Agreement Adjusted EBITDA”). CompoSecure Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of CompoSecure Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by CompoSecure Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and CompoSecure Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require CompoSecure Holdings to pay a termination fee, which may be paid in cash, shares of common stock of CompoSecure or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

Economic Conditions - Globally and in the Digital Asset Marketplace

As a result of the consolidation of CompoSecure Holdings, the Company’s business, financial condition and results of operations are subject to impacts from trends and developments impacting the business of CompoSecure Holdings, including but not limited to, market cycles that have created uncertainty in the timing of CompoSecure Holdings’ planned ramp-up of its Arculus offering.

Key Components of Results of Operations

Net Sales

Net sales reflect the Company’s revenue generated from the sale of CompoSecure Holdings’ products as management fee revenue at Resolute Holdings is eliminated in consolidation. Product sales at CompoSecure Holdings primarily include the design and manufacturing of metal cards, including contact and dual interface cards. CompoSecure Holdings also generates revenue from the sale of Prelams (which refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.

Cost of Sales

The Company’s cost of sales comprises CompoSecure Holdings’ direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.

Gross Profit and Gross Margin

The Company’s gross profit comprises CompoSecure Holdings’ net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.

Operating Expenses

The Company’s operating expenses are primarily comprised of selling, general, and administrative expenses at Resolute Holdings and CompoSecure Holdings, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.

Income from Operations and Operating Margin

Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.

Other Income (Expense)

Other income (expense) primarily consist of interest expense net of any interest income and deferred financing costs.

Net (Loss) Income

Net (loss) income consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Results of Operations

Three months ended March 31, 2025 vs. three months ended March 31, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales	$103,889	$104,010	$(121)	(0)%
Cost of sales	49,342	48,797	545	1%
Gross profit	54,547	55,213	(666)	(1)%
Operating expenses
Selling, general and administrative expenses	28,926	22,770	6,156	27%
Income from operations	25,621	32,443	(6,822)	(21)%
Other (expense) income, net	(2,438)	(6,057)	3,619	(60)%
(Loss) income before income taxes	23,183	26,386	(3,203)	(12)%
Income tax (expense)	(568)	—	(568)	n/a %
Net (loss) income	22,615	26,386	(3,771)	(14)%
Net income (loss) attributable to non-controlling interests	25,981	26,386	(405)	(2)%
Net income (loss) attributable to common stockholders	$(3,366)	$—	$(3,366)	n/a %

	Three months ended March 31,
	30,
	2025	2024
Gross Margin	53%	53%
Operating margin	26%	31%

Net Sales

	Three months ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$89,533	$92,790	$(3,257)	(4)%
International	14,356	11,220	3,136	28%
Total	$103,889	$104,010	$(121)	(0)%

The Company’s net sales for the quarter ended March 31, 2025 decreased $0.1 million to $103.9 million compared to $104.0 million for the quarter ended March 31, 2024. The decrease was driven by a decline in domestic sales in CompoSecure Holdings’ premium payment card business, which was down 4%, offset by international sales which were up 28%.

Domestic: The Company’s domestic net sales for the quarter ended March 31, 2025 decreased $3.3 million, or 4%, to $89.5 million compared to $92.8 million for the quarter ended March 31, 2024. The decrease was primarily due to lower customer acquisition by CompoSecure Holdings’ clients as they continued to experience lower demand during the quarter ended March 31, 2025.

International: The Company’s international net sales for the quarter ended March 31, 2025 increased $3.1 million, or 28%, to $14.4 million compared to $11.2 million for the quarter ended March 31, 2024. CompoSecure Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. There were increased sales across the customer base driving growth in net sales during the quarter ended March 31, 2025.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended March 31, 2025 decreased $0.7 million, or 1%, to $54.5 million compared to $55.2 million for the quarter ended March 31, 2024, while the gross profit margin remained constant at 53%.

Operating Expenses

The Company’s operating expenses increased $6.2 million, or 27%, to $28.9 million for the quarter ended March  31, 2025 compared to $22.8 million for the quarter ended March 31, 2024. The increase was primarily due to incremental salaries and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the quarter ended March 31, 2025 decreased $6.8 million, or 21%, to $25.6 million compared to $32.4 million for the quarter ended March 31, 2024. The decrease was primarily attributable to an increase in operating expenses. Operating margin for the quarter ended March 31, 2025 decreased by 5%, to 26%, compared to 31% for the quarter ended March 31, 2024. The decrease in operating margin was primarily attributable to the increase in operating expenses described above.

Other Income (Expense)

Other expense for the quarter ended March 31, 2025 decreased $3.6 million, to $2.4 million, compared to $6.1 million for the quarter ended March 31, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the Exchangeable Notes being exchanged and extinguished.

Income Tax Expense

The Company’s income tax expense for the quarter ended March 31, 2025 was $0.6 million compared to $0.0 million for the quarter ended March 31, 2024 due to Resolute Holdings being taxed as a corporation compared to CompoSecure Holdings as a pass-through entity in the prior period.

Segments

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2025:

	Three months ended
	March 31, 2025
	($ in thousands)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Management fees	$1,129	$—	$(1,129)	$—
Product sales	—	103,889	—	103,889
Net sales	1,129	103,889	(1,129)	103,889
Cost of sales	—	49,342	—	49,342
Gross profit	1,129	54,547	(1,129)	54,547

Salaries and benefits	1,816	11,224	(948)	12,092
Equity-based compensation	1,156	5,613	(723)	6,046
Professional fees	456	4,535	(139)	4,852
Marketing	—	871	—	871
Subscriptions	325	—	—	325
Other operating expenses	173	4,567	—	4,740
Management fees		1,129	(1,129)	—
Total selling, general and administrative expenses	3,926	27,939	(2,939)	28,926

Income from operations	(2,797)	26,608	1,810	25,621

Interest income	—	1,077	—	1,077
Interest (expense)	(1)	(3,383)	—	(3,384)
Other	—	(131)	—	(131)
Total other income (expense)	(1)	(2,437)	—	(2,438)

Income (loss) before income taxes	(2,798)	24,171	1,810	23,183
Income tax (expense)	(568)	—	—	(568)
Net income (loss)	$(3,366)	$24,171	$1,810	$22,615

Depreciation and amortization	$—	2,273	—	2,273
Capital expenditures	$—	1,156	—	1,156

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes Fee-Related Earnings and Fee-Related Earnings per share are useful to investors in evaluating the Company’s financial performance. Fee-Related Earnings is calculated based on net income (loss) attributable to common stockholders of Resolute Holdings, and adding back a) equity-based compensation under the CompoSecure Equity Plan, b) Management Fees for the period during which expenses were incurred from Jan 1, 2025 until February 27, 2025 but prior to execution of the Management Agreement, c) one-time Spin-Off related costs, less the net tax impact of such adjustments at Resolute Holdings’ expected tax rate of 31%. The Company believes that these non-GAAP financials represent the best presentation regarding the performance of the Company that is attributable to Resolute Holdings common stockholders. Fee-Related Earnings and Fee-Related Earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from Fee-Related Earnings and Fee-Related Earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three months ended March 31, 2025:

	Three months ended
	March 31, 2025
	($ in thousands except per share figures)
	Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	(3,366)	—	—	(3,366)
Net income (loss) per share attributable to common stockholders - diluted	$(0.39)	0.00	0.00	$(0.39)

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under CompoSecure Equity Plan (1)	1,148			1,148
Add: Pro forma management fees from Jan 1, 2025 to Feb 27, 2025 (2)	2,046			2,046
Add: Spin-Off costs (3)	290			290
Net tax impact of adjustments (4)	(724)			(724)
Fee-Related Earnings	(606)			(606)
Fee-Related Earnings per share	$(0.07)			$(0.07)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders and Fee-Related Earnings per share - diluted (in thousands)	8,526			8,526

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the CompoSecure Equity Plan. Equity granted under the CompoSecure Equity Plan relates to CompoSecure Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	Incremental management fees as if the CompoSecure Management Agreement was executed on January 1, 2025.
(3)	One-time costs associated with the Spin-Off from CompoSecure.
(4)	Tax-effect of adjustments at a 31% effective tax rate. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the CompoSecure Equity Plan is expensed for tax purposes at CompoSecure and not Resolute Holdings.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and reference is made to Note 2 of Notes to Financial Statements – unaudited in Item 1, “Financial Statements”.

New Accounting Pronouncements

Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings on the Resolute revolving credit facility. CompoSecure Holdings’ primary sources of liquidity are its existing cash and cash equivalents, cash flows from operations, and borrowings on the CompoSecure Holdings term loan and revolving credit facility as detailed in Note 8 of Notes to Financial Statements – unaudited in Item 1, “Financial Statements”. The Company’s primary cash requirements at Resolute Holdings and CompoSecure Holdings include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment and software).

As of March 31, 2025, the Company had cash and cash equivalents of $71.0 million, consisting of $8.8 million at Resolute Holdings and $62.2 million at CompoSecure Holdings. The Company had debt principal outstanding of $195.0 million at CompoSecure Holdings. As of December 31, 2024, the Company had cash and cash equivalents of $71.6 million and total debt principal outstanding of $197.5 million, all at CompoSecure Holdings.

Resolute Holdings and CompoSecure Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the CompoSecure Management Fee from CompoSecure Holdings to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents, as well as the availability of a $5.0 million revolving credit facility at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Form 10-Q. The Company believes that the cash flows from operations and available cash and cash equivalents, as well as the availability of a $130.0 million revolving credit facility at CompoSecure Holdings, are sufficient to meet the liquidity needs of CompoSecure Holdings, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q.

The Company anticipates that to the extent Resolute Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of its shares in capital markets. The Company anticipates that to the extent CompoSecure Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of CompoSecure shares in capital markets. The Company cannot be assured that each of Resolute Holdings and CompoSecure Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of Resolute Holdings and CompoSecure Holdings and their ability to meet their respective obligations and fund their capital requirements are also dependent on their respective future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A (“JPMC”)., as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provides for a $5.0 million loan through a senior secured revolving credit facility available to be used by Resolute Holdings. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. No amounts were drawn on the Resolute Holdings revolving credit facility as of March 31, 2025. As of March 31, 2025, Resolute Holdings met the covenants of the Resolute Credit Agreement.

On August 7, 2024, the CompoSecure Holdings, together with its operating subsidiaries, and CompoSecure, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “2024 CompoSecure Holdings Credit Facility” and collectively with the 2021 CompoSecure Holdings Credit Facility, the “CompoSecure Holdings Credit Facilities”) and the lenders party thereto to refinance the 2021 CompoSecure Holdings Credit Facility. The 2024 CompoSecure Holdings Credit Facility amended and restated the 2021 CompoSecure Holdings Credit Facility in its entirety. In conjunction with the 2024 CompoSecure Holdings Credit Facility, the maximum borrowing capacity of the overall credit facility was increased to $330,000 and comprised of a term loan of $200,000 (the “2024 CompoSecure Holdings Term Loan”) and a revolving credit facility of $130,000 (the “2024 CompoSecure Holdings Revolver”). At March 31, 2025, there was $195 million of total debt outstanding under the CompoSecure Holdings Credit Facilities. No amounts were drawn on the CompoSecure Holdings revolving credit facility as of March 31, 2025. Additional amounts may be available for borrowing during the term of the revolving loan, up to the full $130 million, as long as CompoSecure Holdings maintains a net leverage ratio as stipulated in the credit facility agreement. As of March 31, 2025, the CompoSecure Holdings’ net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The 2024 Credit Facility will mature on August 7, 2029.

CompoSecure Holdings’ Credit Facilities, including the 2024 CompoSecure Holdings Credit Facility, require CompoSecure Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The CompoSecure Holdings Credit Facilities also require CompoSecure Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The 2024 CompoSecure Holdings Credit Facility provides for CompoSecure Holdings to prepay the term loans without penalty or premium. The CompoSecure Holdings Credit Facilities are secured by substantially all assets of CompoSecure Holdings.

Interest on the CompoSecure Holdings revolving credit facilities and the term loans are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the which can range from 1.75% to 2.75% based on CompoSecure Holdings leverage ratio. The CompoSecure Holdings Credit Facilities also require the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the revolving credit facilities. The 2024 CompoSecure Holdings Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of CompoSecure Holdings assets, and affiliate transactions. CompoSecure Holdings may also be required to make repayments in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of CompoSecure Holdings annual financial statements. CompoSecure Holdings was in compliance with all covenants as of March 31, 2025. See Note 8 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the three months ended March 31, 2025 was $18.4 million compared to cash provided by operating activities of $35.7 million during the three months ended March 31, 2024. The decrease in cash provided by operating activities of $17.3 million was primarily attributable to higher operating expenses, an increase in receivables, and a decrease in accrued expenses.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the three months ended March 31, 2025 was $1.2 million primarily relating to capital expenditures of $0.6 million and capitalized software expenditures of $0.6 million, compared to cash used in investing activities for the three months ended March 31, 2024 of $1.6 million.

Net Cash Used in Financing Activities

Cash used in the Company’s financing activities for the three months ended March 31, 2025 was $17.8 million compared to cash used in the Company’s financing activities for the three months ended March 31, 2024 of $22.0 million. Cash used in financing activities for the three months ended March 31, 2025 primarily related to payments for taxes related to net share settlement of CompoSecure equity awards of $15.3 million and repayment of scheduled principal payments of the term loan of $2.5 million. Cash used in financing activities for the three months ended March 31, 2024 primarily related to distributions to non-controlling interests, repayment of scheduled term loan principal payments, and payments for taxes related to net share settlement of CompoSecure equity awards.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in our Annual report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of March 31, 2025, the Company has purchase commitments with a supplier of approximately $8.8 million for the remainder of 2025 and $2.0 million for 2026.

Financing

Resolute Holdings is a party to the Resolute Credit Facility and CompoSecure Holdings is a party to the 2024 CompoSecure Holdings Credit Facility with various banks. For a more complete description of the Company’s debt obligations, see Note 8 of Notes to Consolidated Financial Statements in the Consolidated Financial Statements of the Company in this Quarterly Report on Form 10-Q.

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of March 31, 2025, the Company had $195.0 million in debt outstanding under the 2024 CompoSecure Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2025, as well as the effect of its interest rate swap agreement. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $4.0 million on an annual basis.

On January 11, 2022, CompoSecure Holdings entered into an interest rate swap agreement to hedge forecasted interest rate payments on its variable rate debt. As of March 31, 2025, CompoSecure Holdings had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate

	($ in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, CompoSecure Holdings receives payments based on the greater of 1-month SOFR rate, as amended in February 2023, or a minimum of 1.00%. On February 28, 2023, CompoSecure Holdings amended the 2021 CompoSecure Holdings Credit Facility to, among other things, transition from bearing interest based on LIBOR to SOFR or the Alternate Base Rate (as defined in the 2021 CompoSecure Holdings Credit Facility), at the election of CompoSecure Holdings, plus an applicable margin. The existing swap converted to SOFR from LIBOR at the same time as the 2021 CompoSecure Holdings Credit Facility.

The Company has designated the interest rate swap as a cash flow hedge that was determined to be effective for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $2.0 million at March 31, 2025. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, the Company commenced the implementation of new corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration, following the completion of the Spin-Off on February 28, 2025. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of May 12, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the CompoSecure Holdings business.

Item 1A. Risk Factors

Summary of Risk Factors

There have been no material changes in our risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities in the three months ended March 31, 2025.

Repurchases of Equity Securities.

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2025, no repurchases were made pursuant to the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.
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

10.3	Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the registrant’s Registration Statement on Form 10 filed with the SEC on February 10, 2025).

10.5	Amended and Restated Offer Letter with David Cote (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.6	Amended and Restated Offer Letter with Thomas Knott (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.7	Amended and Restated Offer Letter with Kurt Schoen (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

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

10.11	Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report filed with the SEC on March 31, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Resolute Holdings Management, Inc.’s Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and March 31, 2024 (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and March 31, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: May 12, 2025	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)