Form 10-Q
period 2025-06-30
Resolute Holdings Management, Inc.
filed 2025-08-07
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2025, there were 8,525,998 shares of the registrant’s common stock outstanding.

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

Part I - Financial Statements

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	June 30,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,862	$71,589
Accounts receivable	69,260	47,449
Inventories, net	44,239	44,833
Prepaid expenses and other current assets	3,681	2,696
Deferred tax asset	24	24
Total current assets	217,066	166,591

Property and equipment, net	21,181	23,448
Right of use assets, net	9,729	5,404
Derivative asset - interest rate swap	1,377	2,749
Deposits and other assets	3,938	3,600
Total assets	$253,291	$201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$14,390	$5,691
Accrued expenses	33,576	31,091
Current portion of long-term debt	13,750	11,250
Current portion of lease liabilities – operating leases	2,160	2,113
Total current liabilities	63,876	50,145

Long-term debt, net of deferred financing costs	177,071	184,389
Lease liabilities, operating leases	8,203	3,888
Total liabilities	249,150	238,422

Commitments and contingencies (Note 16)	—	—

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 8,525,998 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	15,922	1,544
Accumulated deficit	(6,311)	(2,334)
Total stockholders' equity (deficit)	9,611	(790)
Non-controlling interest	(5,470)	(35,840)
Total equity (deficit)	4,141	(36,630)
Total liabilities and stockholders' equity (deficit)	$253,291	$201,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$119,592	$108,567	$223,481	$212,577
Cost of sales	50,792	52,495	100,134	101,292
Gross profit	68,800	56,072	123,347	111,285
Operating expenses:
Selling, general and administrative expenses	28,167	22,681	57,093	45,451
Income from operations	40,633	33,391	66,254	65,834

Other income (expense):
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	178	—	(119)
Interest income	1,504	1,100	2,581	2,204
Interest expense	(3,376)	(6,435)	(6,760)	(12,972)
Amortization of deferred financing costs	(165)	(332)	(296)	(659)
Total other expense, net	(2,037)	(5,489)	(4,475)	(11,546)
Income (loss) before income taxes	38,596	27,902	61,779	54,288
Income tax (expense)	(299)	—	(867)	—
Net income (loss)	$38,297	$27,902	$60,912	$54,288

Net income (loss) attributable to non-controlling interest	38,908	27,902	64,889	54,288

Net income (loss) attributable to common stockholders	$(611)	$—	$(3,977)	$—

Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.07)	$—	$(0.47)	$—

Weighted average shares used to compute net income (loss) per share attributable to common stockholders - basic & diluted (in thousands)	8,526	8,526	8,526	8,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) including non-controlling interests	$38,297	$27,902	$60,912	$54,288
Other comprehensive income (loss):
Unrealized gain (loss) on derivative - interest rate swap	(619)	(564)	(1,372)	(77)
Total other comprehensive income (loss)	(619)	(564)	(1,372)	(77)
Comprehensive income (loss) including non-controlling interests	37,678	27,338	59,540	54,211
Less: comprehensive income (loss) attributable to non-controlling interests	38,289	27,338	63,517	54,211
Comprehensive income (loss) attributable to common stockholders	$(611)	$—	$(3,977)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in thousands)

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,526	$—	$1,544	$(2,334)	$(790)	$(35,840)	$(36,630)
Equity-based compensation	—	—	1,156	—	1,156	4,890	6,046
Contribution by CompoSecure Holdings	—	—	11,869	—	11,869	—	11,869
Contribution to Resolute Holdings	—	—	—	—	—	(11,869)	(11,869)
Net income (loss)	—	—	—	(3,366)	(3,366)	25,981	22,615
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(15,284)	(15,284)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(753)	(753)
Balance as of March 31, 2025	8,526	$—	$14,569	$(5,700)	$8,869	$(32,875)	$(24,006)
Equity-based compensation	—	—	1,353	—	1,353	5,049	6,402
Net income (loss)	—	—	—	(611)	(611)	38,908	38,297
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(619)	(619)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(15,933)	(15,933)
Balance as of June 30, 2025	8,526	$—	$15,922	$(6,311)	$9,611	$(5,470)	$4,141

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	8,526	$—	$—	$—	$—	$(198,584)	$(198,584)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(13,864)	(13,864)
Equity-based compensation	—	—	—	—	—	4,167	4,167
Net income (loss)	—	—	—	—	—	26,386	26,386
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(3,426)	(3,426)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	487	487
Balance as of March 31, 2024	8,526	$—	$—	$—	$—	$(184,834)	$(184,834)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(47,681)	(47,681)
Equity-based compensation	—	—	—	—	—	5,043	5,043
Net income (loss)	—	—	—	—	—	27,902	27,902
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(5,006)	(5,006)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(564)	(564)
Balance as of June 30, 2024	8,526	$—	$—	$—	$—	$(205,140)	$(205,140)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$60,912	$54,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,614	4,601
Equity-based compensation expense	12,448	9,210
Amortization of deferred financing costs	296	669
Non-cash operating lease expense	1,245	1,168
Change in fair value of derivative liability – convertible notes redemption make-whole provisions	—	119
Changes in assets and liabilities
Accounts receivable	(21,811)	840
Inventories	594	(4,974)
Prepaid expenses and other assets	(985)	1,943
Accounts payable	8,699	4,206
Accrued expenses	2,485	903
Lease liabilities	(1,209)	(1,213)
Net cash provided by operating activities	67,288	71,760

Cash flows from investing activities:
Purchase of property and equipment	(1,976)	(3,129)
Capitalized software costs	(822)	(398)
Net cash used in investing activities	(2,798)	(3,527)

Cash flows from financing activities:
Payment of term loan	(5,000)	(9,375)
Distributions to CompoSecure Holdings members	(15,933)	(61,545)
Contribution by CompoSecure Holdings	11,869	—
Contribution to Resolute Holdings	(11,869)	—
Payments for taxes related to net share settlement of CompoSecure equity awards	(15,284)	(8,432)
Net cash used in financing activities	(36,217)	(79,352)

Net increase (decrease) in cash and cash equivalents	28,273	(11,119)

Cash and cash equivalents, beginning of period	71,589	38,191

Cash and cash equivalents, end of period	$99,862	$27,072

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$6,593	$12,890
Supplemental disclosure of non-cash financing activities:
Consolidation of CompoSecure Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$(98,508)	$—
Derivative asset - interest rate swap	$(1,372)	$(77)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Resolute Holdings Management, Inc. (“Resolute Holdings”) is a Delaware corporation formed on September 27, 2024 (“Inception Date”). It is organized to provide operating management services to CompoSecure Holdings, L.L.C. (“CompoSecure Holdings”), a direct, wholly owned subsidiary of CompoSecure, Inc. (“CompoSecure”) and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses, including CompoSecure Holdings, and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

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

Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects a) CompoSecure Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) CompoSecure’s selling, general and

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of CompoSecure Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by CompoSecure Holdings.

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

In accordance with ASC 850-50, the Company’s financial statements for the prior periods were retrospectively adjusted in the periods in which Resolute Holdings and CompoSecure Holdings were under common control. For periods in which Resolute Holdings and CompoSecure Holdings were not under common control, the financial statements presented are those of CompoSecure Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity. Thus, only the results of operations and cash flows of CompoSecure Holdings are presented for the three and six months ended June 30, 2024.

The Company’s significant accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets as of June 30, 2025 or December 31, 2024, and had $1.9 million and $0.4 million of contract liabilities as of June 30, 2025 and December 31, 2024, respectively.

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

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606 which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended June 30, 2025 and June 30, 2024 the Company recognized $628 and $0 of revenue under bill and hold arrangements, respectively. During the six months ended June 30, 2025 and June 30, 2024 the Company recognized $1,168 and $0 of revenue under bill and hold arrangements, respectively.

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

Segment Information

The Company is managed and operated as two businesses given each of Resolute Holdings and CompoSecure Holdings are distinct operating businesses and legal entities that are consolidated only for U.S. GAAP accounting purposes. The Chief Executive Officer of Resolute Holdings is the Company’s chief operating decision-maker (“CODM”) who makes resource allocation decisions and assesses performance based on income from operations of each business.

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

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

Software Development Costs

The Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $822 and $398 of software development costs for the six months ended June 30, 2025 and June 30, 2024, respectively. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software costs was $1,486 and $985 as of June 30, 2025 and December 31, 2024, respectively. Capitalized software costs are amortized between one and two years and $371 and $0 was amortized during the six months ended June 30, 2025 and June 30, 2024, respectively.

Investments

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity ("SAFE") with Signify Holdings, Inc., also known as Rain Cards ("Rain Cards"). Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company originally elected to account for this investment at cost. On February 10, 2025, the Company’s Rain Cards SAFE investment was converted to an equity interest under the terms of the agreement. No impairment has been recorded on the Rain Cards SAFE investment during the quarter ended June 30, 2025. Investment in Rain Cards is included as part of deposits and other assets on the consolidated balance sheets.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during the period includes Resolute Holdings’ common stock as if the common stock distributed in the Spin-Off were outstanding from January 1, 2024 until the date of the Spin-Off.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the basic weighted-average number of common shares outstanding during the period, adjusted for the potentially dilutive shares of common stock equivalents only if the effect is not anti-dilutive.

Recent Accounting Pronouncements

On May 12, 2025, the FASB released Accounting Standards Update No. 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which is based on an EITF Issue. ASU 2025-03 revised the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. For all entities, ASU 2025-03 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01, which revises the effective date of ASU 2024-03 “to clarify that all public business

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

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

3. EQUITY-BASED COMPENSATION

The following table summarizes equity-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations under the Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (the “Resolute Equity Plan”) and the CompoSecure, Inc. 2021 Incentive Equity Plan (the “CompoSecure Equity Plan”). The Company is required to expense equity-based compensation granted under the CompoSecure Equity Plan due to the consolidation of CompoSecure Holdings and because CompoSecure and Resolute Holdings are under common control. Equity granted under the CompoSecure Equity Plan relates to CompoSecure Class A common stock and has no impact on Resolute Holdings’ common stock outstanding or its diluted earnings per share. In accordance with the CompoSecure Equity Plan, outstanding awards at the time of the Spin-Off were adjusted to maintain the aggregate intrinsic value of the awards (“Spin-Off Adjustment”) before and after the Spin-Off.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock option expense	$791	$—	$1,538	$3
Restricted stock unit expense	4,883	4,155	9,523	8,118
Performance stock unit expense	728	853	1,387	1,026
Employee stock purchase plan	—	35	—	63
Total equity-based compensation expense	$6,402	$5,043	$12,448	$9,210

Resolute Equity Plan	$43	$—	$51	$—
CompoSecure Equity Plan	6,359	5,043	12,397	9,210
Total equity-based compensation expense	$6,402	$5,043	$12,448	$9,210

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The following table sets forth the activity related to the Resolute Equity Plan for the period January 1, 2025 to June 30, 2025:

Resolute Equity Plan Stock Option Activity

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Shares	(years)	(in thousands)
Outstanding at January 1, 2025	—	$—	—	$—
Granted	61,336	$37.39	9.8	—
Exercised	—	$—	—	$—
Outstanding at June 30, 2025	61,336	$37.39	9.8	$—
Vested and exercisable at June 30, 2025	—	$—	—	$—

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $1,149 and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following tables set forth the activity related to the CompoSecure Equity Plan for the period January 1, 2025 to June 30, 2025:

CompoSecure Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	6,081,715
Granted	1,332,345
Spin-Off Adjustment	783,008
Vested	(2,284,569)
Forfeited	(89,706)
Nonvested at June 30, 2025	5,822,793

Unrecognized compensation cost for restricted stock units under the CompoSecure Equity Plan as of June 30, 2025 totaled $40,545 and is expected to be recognized over a weighted average period of approximately 4.8 years.

CompoSecure Equity Plan Stock Option Activity

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Shares	(years)	(in thousands)
Outstanding at January 1, 2025	2,034,213	$12.19	8.9	$6,386
Granted	—	$—	—	$—
Spin-Off Adjustment	336,573	$10.64	8.5	$1,162
Exercised	(50,000)	$2.40	2.0	$424
Outstanding at June 30, 2025	2,320,786	$10.64	8.5	$8,012
Vested and exercisable at June 30, 2025	362,744	$4.26	4.3	$3,568

Unrecognized compensation cost for stock options under the CompoSecure Equity Plan as of June 30, 2025 totaled $9,768 and is expected to be recognized over a weighted average period of approximately 3.3 years.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

CompoSecure Holdings Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	1,755,531
Granted	—
Spin-Off Adjustment	297,783
Vested	—
Nonvested at June 30, 2025	2,053,314

Unrecognized compensation cost for performance and market-based stock units under the CompoSecure Equity Plan as of June 30, 2025 totaled $3,262 and is expected to be recognized over a weighted average period of approximately 1.3 years.

4. INCOME TAXES

The Company recorded income tax provision of $299 and $0 for the three months ended June 30, 2025, and June 30, 2024, respectively. The Company recorded income tax provision of $867 and $0 for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

The Company’s effective tax rate was 0.8% and 0% for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company’s effective tax rate was 1.4% and 0% for the six months ended June 30, 2025 and June 30, 2024, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest in CompoSecure Holdings is pass-through income which flows through to its 100% owner CompoSecure. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at CompoSecure.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

5. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and diluted:
Net income (loss)	$38,297	$27,902	$60,912	$54,288
Less: Net (income) loss attributable to non-controlling interest	(38,908)	(27,902)	(64,889)	(54,288)
Net income (loss) attributable to common stockholders	$(611)	$—	$(3,977)	$—
Weighted average common shares outstanding used in computing attributable net income (loss) per share	8,525,998	8,525,998	8,525,998	8,525,998
Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.07)	$—	$(0.47)	$—

Basic net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2025 was calculated by dividing net loss attributable to common stockholders of $611 and $3,977, respectively, divided by 8,525,998 of weighted average common shares outstanding during the period ended. Since all of the Resolute Equity Plan awards outstanding as of June 30, 2025 were antidilutive, diluted net loss per share is equal to the basic net loss per share.

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

The following amounts were not included in the calculation of net income (loss) per diluted share attributable to common stockholders because their effects were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Resolute Equity Plan awards	61,336	—	61,336	—

6. INVENTORIES

The Company’s major classes of inventories at CompoSecure Holdings were as follows:

	June 30, 2025	December 31, 2024
Raw materials	$43,873	$46,109
Work in process	2,760	1,024
Finished goods	1,509	505
Inventory reserve	(3,903)	(2,805)
	$44,239	$44,833

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	June 30, 2025	December 31, 2024
Machinery and equipment	5 - 10 years	$40,096	$38,012
Furniture and fixtures	3 - 5 years	50	33
Computer equipment	3 - 5 years	127	46
Leasehold improvements	Shorter of lease term or estimated useful life	12,704	11,711
Vehicles	5 years	88	88
Software	1 - 2 years	2,016	1,718
Construction in progress		1,167	2,664
Total		56,248	54,272
Less: Accumulated depreciation and amortization		(35,067)	(30,824)
Property and equipment, net		$21,181	$23,448

Depreciation and amortization expense for property and equipment was $2,136 and $2,380 for the three months ended June 30, 2025 and June 30, 2024, respectively. Depreciation and amortization expense for property and equipment was $4,243 and $4,601 for the six months ended June 30, 2025 and June 30, 2024, respectively.

8. DEBT

Resolute Credit Agreement

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provides for a $5,000 senior secured revolving credit facility available to be used by Resolute Holdings. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. The revolving credit facility is subject to an unused commitment fee of 0.25%.

As of June 30, 2025 and December 31, 2024, there was no balance outstanding on the Resolute Credit Agreement. As of June 30, 2025, there was $5,000 of availability for borrowing under the Resolute Credit Agreement. Creditors of the Resolute Credit Agreement have no recourse to any assets or liabilities of CompoSecure Holdings.

CompoSecure Holdings Credit Facility

On August 7, 2024, CompoSecure Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “CompoSecure Holdings Credit Facility”). The CompoSecure Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200,000 (the “CompoSecure Holdings Term Loan”) and a revolving credit facility of $130,000 (the “CompoSecure Holdings Revolver”). The CompoSecure Holdings Credit Facility has a maturity date of August 7, 2029. CompoSecure has pledged its ownership interests in CompoSecure Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the CompoSecure Holdings Credit Facility.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

On December 30, 2024, CompoSecure Holdings, together with its operating subsidiaries, executed Amendment No. 1 to the CompoSecure Holdings Credit Facility (the “December 2024 Amendment”) to allow CompoSecure to facilitate the Spin-Off. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, the Company incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the CompoSecure Holdings Credit Facility.

The CompoSecure Holdings Credit Facility requires the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The CompoSecure Holdings Credit Facility also requires the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the CompoSecure Holdings Revolver. The CompoSecure Holdings Credit Facility provides for CompoSecure Holdings to prepay the CompoSecure Term Loan without penalty or premium. The CompoSecure Holdings Credit Facility is secured by substantially all of the assets of CompoSecure Holdings.

Interest on the CompoSecure Holdings Revolver and the CompoSecure Holdings Term Loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on CompoSecure Holdings’ leverage ratio. At June 30, 2025 and December 31, 2024, the effective interest rate on the CompoSecure Holdings Revolver and CompoSecure Holdings Term Loan was 6.87% and 6.81% per year, respectively

The Company recognized $3,373 and $4,166 of interest expense related to the CompoSecure Holdings Credit Facility for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized $6,756 and $8,434 of interest expense related to the CompoSecure Holdings Credit Facility for the six months ended June 30, 2025 and June 30, 2024, respectively

The CompoSecure Holdings Credit Facility contains certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio related to financial performance solely at CompoSecure Holdings. As of June 30, 2025 and December 31, 2024, CompoSecure Holdings was in compliance with all financial covenants. The fair value of the CompoSecure Holdings Credit Facility approximates the carrying value for all periods presented. Creditors of the CompoSecure Holdings Credit Facility have no recourse to any assets or liabilities of Resolute Holdings.

As of June 30, 2025 and December 31, 2024, there were no balances outstanding on the CompoSecure Holdings Revolver. As of June 30, 2025, there was $130,000 of availability for borrowing at CompoSecure Holdings under the CompoSecure Holdings Revolver.

The balances payable under all CompoSecure Holdings borrowing facilities are as follows:

	June 30,	December 31,
	2025	2024

	Term Loan	Term Loan
Loan Balance	$192,500	$197,500
Less: current portion of term loan (scheduled payments)	(13,750)	(11,250)
Less: net deferred financing costs	(1,679)	(1,861)
Total Long Term debt	$177,071	$184,389

The maturity of all the CompoSecure Holdings borrowings facilities is as follows:

Remainder of 2025	$6,250
2026	15,000
2027	16,250
2028	20,000
2029	135,000
Total	$192,500

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

In order to hedge CompoSecure Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the CompoSecure Holdings Credit Facility, CompoSecure Holdings entered into an interest rate swap agreement with Bank of America on January 11, 2022, with an effective date of December 5, 2023 for a notional amount of $125,000 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement is set to expire in December 2025. The Interest Rate Swap is settled at the end of the month between the parties and is designated as a cash flow hedge for accounting purposes.

The Company determined the fair value of the Interest Rate Swap Agreement to be zero at the inception of the agreement and $1,377 and $2,749 as of June 30, 2025 and December 31, 2024, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreement through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreement at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreement. Interest related to the Interest Rate Swap Agreement converted from LIBOR to SOFR in February 2023.

CompoSecure Holdings Exchangeable Senior Notes

On April 19, 2021 , CompoSecure and CompoSecure Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, the Exchangeable Notes issued by CompoSecure Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of CompoSecure at an initial conversion price of $11.50 per CompoSecure share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by CompoSecure and its wholly owned subsidiary, CompoSecure Holdings, and the trustee under the Indenture (“Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of CompoSecure Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $0 and $178 for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recorded a favorable (unfavorable) change in fair value of $0 and $(119) for the six months ended June 30, 2025 and June 30, 2024, respectively. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the three months ended June 30, 2025 and June 30, 2024, the Company recognized $0 and $2,398 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. During the six months ended June 30, 2025 and June 30, 2024, the Company recognized $0 and $4,794 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

9. EQUITY STRUCTURE

Shares Authorized

As of June 30, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of June 30, 2025, there were 8,525,998 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

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

Non-controlling Interest

Non-controlling interest represents direct interests held in CompoSecure Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in CompoSecure Holdings as CompoSecure Holdings is a wholly owned subsidiary of CompoSecure. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate CompoSecure Holdings because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in CompoSecure Holdings that are held by CompoSecure as a non-controlling interest in the Company’s consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Consolidated Statements of Operations to derive net income or loss attributable to common stockholders. Refer to Note 13 for segment financial information of the Company.

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

The Company’s leases have remaining lease terms of one to nine years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Three of the Company’s leases provide an early termination option, however, the option was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date.

The weighted-average remaining lease term for the Company’s leases is 5.3 years as of June 30, 2025. The weighted-average discount rate used in the measurement of the lease liabilities was 6.39% as of June 30, 2025.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The components of lease costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$678	$581	$1,334	$1,168
Variable lease cost	254	218	549	458
Total lease cost	$932	$799	$1,883	$1,626

Future minimum commitments under all non-cancelable operating leases are as follows:

Remainder of 2025	$1,375
2026	2,703
2027	2,089
2028	2,053
2029	1,597
Later years	2,815
Total lease payments	12,632
Less: Imputed interest	(2,270)
Present value of lease liabilities	$10,362

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$720	$610	$1,384	$1,213
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$4,884	$—

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

Retirement plan expense for the three months ended June 30, 2025 and June 30, 2024 was approximately $616 and $461, respectively. Retirement plan expense for the six months ended June 30, 2025 and June 30, 2024 was approximately $1,473 and $1,052, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$1,377	$—	$1,377
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis.

Derivative asset - interest rate swap

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into an interest rate swap agreement on January 11, 2022 with an effective date of December 5, 2023. See Note 8.

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

The Chief Executive Officer of Resolute Holdings is the Company’s CODM who makes resource allocation decisions and assesses performance based on income from operations of each business. Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates two reportable segments include the existence of the CompoSecure Management Agreement as Resolute Holdings’ sole source of revenue that is eliminated in consolidation, the similar nature of all of the products that CompoSecure Holdings sells, the separate and distinct organizational structure of each of Resolute Holdings and CompoSecure Holdings, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The following tables present each reportable segment’s statements of operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three months ended				Six months ended
	June 30, 2025				June 30, 2025
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$3,419	$—	$(3,419)	$—	$4,548	$—	$(4,548)	$—
Product sales	—	119,592	—	119,592	—	223,481	—	223,481
Net sales	3,419	119,592	(3,419)	119,592	4,548	223,481	(4,548)	223,481
Cost of sales	—	50,792	—	50,792	—	100,134	—	100,134
Gross profit	3,419	68,800	(3,419)	68,800	4,548	123,347	(4,548)	123,347

Salaries and benefits	1,809	11,452	—	13,261	3,625	22,676	(948)	25,353
Equity-based compensation	1,353	5,049	—	6,402	2,509	10,662	(723)	12,448
Professional fees	262	2,369	—	2,631	718	6,904	(139)	7,483
Marketing	—	1,172	—	1,172	—	2,043	—	2,043
Subscriptions	72	—	—	72	397	—	—	397
Other operating expenses	308	4,321	—	4,629	481	8,888	—	9,369
Management fees	—	3,419	(3,419)	—	—	4,548	(4,548)	—
Total selling, general and administrative expenses	3,804	27,782	(3,419)	28,167	7,730	55,721	(6,358)	57,093

Income from operations	(385)	41,018	—	40,633	(3,182)	67,626	1,810	66,254

Interest income	76	1,428	—	1,504	76	2,505	—	2,581
Interest (expense)	(3)	(3,373)	—	(3,376)	(4)	(6,756)	—	(6,760)
Other	—	(165)	—	(165)	—	(296)	—	(296)
Total other income (expense)	73	(2,110)	—	(2,037)	72	(4,547)	—	(4,475)

Income (loss) before income taxes	(312)	38,908	—	38,596	(3,110)	63,079	1,810	61,779
Income tax (expense)	(299)	—	—	(299)	(867)	—	—	(867)
Net income (loss)	$(611)	$38,908	$—	$38,297	$(3,977)	$63,079	$1,810	$60,912

Depreciation and amortization	$—	2,341	—	2,341	$—	4,614	—	4,614
Capital expenditures	$—	1,642	—	1,642	$—	2,798	—	2,798

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

	Three months ended				Six months ended
	June 30, 2024				June 30, 2024
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$—	$—	$—	$—	$—	$—	$—	$—
Product sales	—	108,567	—	108,567	—	212,577	—	212,577
Net sales	—	108,567	—	108,567	—	212,577	—	212,577
Cost of sales	—	52,495	—	52,495	—	101,292	—	101,292
Gross profit	—	56,072	—	56,072	—	111,285	—	111,285

Salaries and benefits	—	10,784	—	10,784	—	23,220	—	23,220
Equity-based compensation	—	5,043	—	5,043	—	9,210	—	9,210
Professional fees	—	1,976	—	1,976	—	4,325	—	4,325
Marketing	—	1,096	—	1,096	—	1,913	—	1,913
Subscriptions	—	—	—	—	—	—	—	—
Other operating expenses	—	3,782	—	3,782	—	6,783	—	6,783
Management fees	—	—	—	—	—	—	—	—
Total selling, general and administrative expenses	—	22,681	—	22,681	—	45,451	—	45,451

Income from operations	—	33,391	—	33,391	—	65,834	—	65,834

Interest income	—	1,100	—	1,100	—	2,204	—	2,204
Interest (expense)	—	(6,435)	—	(6,435)	—	(12,972)	—	(12,972)
Other	—	(154)	—	(154)	—	(778)	—	(778)
Total other income (expense)	—	(5,489)	—	(5,489)	—	(11,546)	—	(11,546)

Income (loss) before income taxes	—	27,902	—	27,902	—	54,288	—	54,288
Income tax (expense)	—	—	—	—	—	—	—	—
Net income (loss)	$—	$27,902	$—	$27,902	$—	$54,288	$—	$54,288

Depreciation and amortization	$—	2,380	—	2,380	$—	4,601	—	4,601
Capital expenditures	$—	1,914	—	1,914	$—	3,527	—	3,527

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

The following tables present each reportable segment’s balance sheet as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,196	$91,666	$—	$99,862	$—	$71,589	$—	$71,589
Accounts receivable	3,419	69,260	(3,419)	69,260	—	47,449	—	47,449
Inventories, net	—	44,239	—	44,239	—	44,833	—	44,833
Prepaid expenses and other current assets	546	3,135	—	3,681	—	2,696	—	2,696
Deferred tax asset	24	—	—	24	24	—	—	24
Total current assets	12,185	208,300	(3,419)	217,066	24	166,567	—	166,591

Property and equipment, net	—	21,181	—	21,181	—	23,448	—	23,448
Right of use assets, net	1,093	8,636	—	9,729	—	5,404	—	5,404
Derivative asset - interest rate swap	—	1,377	—	1,377	—	2,749	—	2,749
Deposits and other assets	—	3,938	—	3,938	—	3,600	—	3,600
Total assets	13,278	243,432	(3,419)	253,291	24	201,768	—	201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	122	14,202	66	14,390	—	5,691	—	5,691
Accrued expenses	2,451	34,544	(3,419)	33,576	814	30,954	(677)	31,091
Current portion of long-term debt	—	13,750	—	13,750	—	11,250	—	11,250
Current portion of lease liabilities – operating leases	74	2,086	—	2,160	—	2,113	—	2,113
Total current liabilities	2,647	64,582	(3,353)	63,876	814	50,008	(677)	50,145

Long-term debt, net of deferred financing costs	—	177,071	—	177,071	—	184,389	—	184,389
Lease liabilities, operating leases	1,020	7,183	—	8,203	—	3,888	—	3,888
Total liabilities	3,667	248,836	(3,353)	249,150	814	238,285	(677)	238,422

Additional paid-in capital	15,922	—	—	15,922	1,544	—	—	1,544
Accumulated deficit	(6,311)	—	—	(6,311)	(2,334)	—	—	(2,334)
Total stockholders' equity (deficit)	9,611	—	—	9,611	(790)	—	—	(790)
Non-controlling interest	—	(5,404)	(66)	(5,470)	—	(36,517)	677	(35,840)
Total equity (deficit)	9,611	(5,404)	(66)	4,141	(790)	(36,517)	677	(36,630)
Total liabilities and stockholders' equity (deficit)	$13,278	$243,432	$(3,419)	$253,291	$24	$201,768	$—	$201,792

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

15. GEOGRAPHIC INFORMATION AND CONCENTRATIONS

The Company’s headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales by region:
Domestic	$104,303	$85,184	$193,836	$177,974
International	15,289	23,383	29,645	34,603
Total	$119,592	$108,567	$223,481	$212,577

Resolute Holdings’ sole customer and source of revenue is CompoSecure Holdings. Resolute Holdings generates management fee revenue from the CompoSecure Management Agreement. Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings shall pay Resolute Holdings the CompoSecure Management Fee in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months Management Agreement Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. The following table summarizes the calculation of the CompoSecure Management Fee accrual for the three months ended June 30, 2025, which is eliminated in consolidation:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
CompoSecure Management Agreement Adjusted EBITDA	$44,555	$30,190	$27,643	$34,374
LTM Management Agreement Adjusted EBITDA	136,762
Fee rate	2.50%
CompoSecure Management Fee from Apr 1, 2025 to Jun 30, 2025	$3,419

CompoSecure Holdings’ principal direct customers as of June 30, 2025 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Three customers individually accounted for more than 10% of the Company’s revenue, or 67.2% and 76.6% combined, of total revenue for the three months ended June 30, 2025 and June 30, 2024, respectively. Three customers individually accounted for more than 10% of the Company’s revenue, or 64.7% combined, of total revenue for the six months ended June 30, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 69.2% combined, for the six months ended June 30, 2024.

Four customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 76% and four customers individually accounted for more than 10% or approximately 61% of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the six months ended June 30, 2025. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the six months ended June 30, 2024.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Notes to Consolidated Financial Statements - Unaudited
(“$ in thousands” - except share data)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $12,632 of minimum undiscounted future lease payments and a present value of $10,362. See Note 10 for further details.

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

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote, for approximately $362 for the fiscal year ending December 31, 2025. Mr. John Cote is the managing member of SRM. The Company recognized $93 and $180 during the three and six months ended June 30, 2025 in selling, general, and administrative expense.

CompoSecure is the sole member of CompoSecure Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of CompoSecure Holdings, CompoSecure from time to time receives distributions from CompoSecure Holdings and CompoSecure Holdings from time to time will pay expenses on behalf of CompoSecure. There was $15,933 of distributions to CompoSecure from CompoSecure Holdings during the three and six months ended June 30, 2025.

18. SUBSEQUENT EVENTS

On July 4, 2025, the One, Big, Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company is currently evaluating the effects of the OBBB on its estimated annual effective tax rate, but it expects the legislation will likely not have a material impact on the Company’s financial statements.

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

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with CompoSecure Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates. Due to the execution of and the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate CompoSecure Holdings for financial reporting purposes.

Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months’ Adjusted EBITDA, as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects a)

CompoSecure Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) CompoSecure’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of CompoSecure Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to CompoSecure Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by CompoSecure Holdings.

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

Results of Operations

Three months ended June 30, 2025 vs. three months ended June 30, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales	$119,592	$108,567	$11,025	10%
Cost of sales	50,792	52,495	(1,703)	(3)%
Gross profit	68,800	56,072	12,728	23%
Operating expenses
Selling, general and administrative expenses	28,167	22,681	5,486	24%
Income from operations	40,633	33,391	7,242	22%
Other (expense) income, net	(2,037)	(5,489)	3,452	(63)%
(Loss) income before income taxes	38,596	27,902	10,694	38%
Income tax (expense)	(299)	—	(299)	n/a %
Net (loss) income	38,297	27,902	10,395	37%
Net income (loss) attributable to non-controlling interests	38,908	27,902	11,006	39%
Net income (loss) attributable to common stockholders	$(611)	$—	$(611)	n/a %

	Three months ended June 30,
	2025	2024
Gross Margin	58%	52%
Operating margin	34%	31%

Net Sales

	Three months ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$104,303	$85,184	$19,119	22%
International	15,289	23,383	(8,094)	(35)%
Total	$119,592	$108,567	$11,025	10%

The Company’s net sales for the quarter ended June 30, 2025 increased $11.0 million to $119.6 million compared to $108.6 million for the quarter ended June 30, 2024. The increase was driven by an increase in domestic sales in CompoSecure Holdings’ premium payment card business, which was up 22%, offset by international sales which were down 35%.

Domestic: The Company’s domestic net sales for the quarter ended June 30, 2025 increased $19.1 million, or 22%, to $104.3 million compared to $85.2 million for the quarter ended June 30, 2024. The increase was due to higher volumes from new and existing customers.

International: The Company’s international net sales for the quarter ended June 30, 2025 decreased $8.1 million, or 35%, to $15.3 million compared to $23.4 million for the quarter ended June 30, 2024. CompoSecure Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. The timing of certain customer orders negatively impacted sales compared to the quarter ended June 30, 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended June 30, 2025 increased $12.7 million, or 23%, to $68.8 million compared to $56.1 million for the quarter ended June 30, 2024, and the gross profit margin increased to 58%, compared to 52% in the prior year. The increase was driven by higher volumes, mix, and improved operational execution.

Operating Expenses

The Company’s operating expenses increased $5.5 million, or 24%, to $28.2 million for the quarter ended June 30, 2025 compared to $22.7 million for the quarter ended June 30, 2024. The increase was primarily due to incremental salaries and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the quarter ended June 30, 2025 increased $7.2 million, or 22%, to $40.6 million compared to $33.4 million for the quarter ended June 30, 2024. The increase was primarily attributable to an increase in revenue, partially offset by higher operating expenses. Operating margin for the quarter ended June 30, 2025 increased by 3%, to 34%, compared to 31% for the quarter ended June 30, 2024. The increase in operating margin was primarily attributable to the increase in gross margin, partially offset by higher operating expenses.

Other Income (Expense)

Other expense for the quarter ended June 30, 2025 decreased $3.4 million, to $2.0 million, compared to $5.5 million for the quarter ended June 30, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the Exchangeable Notes being exchanged and extinguished during the fourth quarter of 2024.

Income Tax Expense

The Company’s income tax expense for the quarter ended June 30, 2025 was $0.3 million compared to $0.0 million for the quarter ended June 30, 2024 due to Resolute Holdings being taxed as a corporation compared to CompoSecure Holdings as a pass-through entity in the prior period.

Results of Operations

Six months ended June 30, 2025 vs. six months ended June 30, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Six months ended June 30,
	2025	2024	$Change	% Change

	(in thousands)
Net sales	$223,481	$212,577	$10,904	5%
Cost of sales	100,134	101,292	(1,158)	(1)%
Gross profit	123,347	111,285	12,062	11%
Operating expenses
Selling, general and administrative expenses	57,093	45,451	11,642	26%
Income from operations	66,254	65,834	420	1%
Other (expense) income, net	(4,475)	(11,546)	7,071	(61)%
(Loss) income before income taxes	61,779	54,288	7,491	14%
Income tax (expense)	(867)	—	(867)	n/a %
Net (loss) income	60,912	54,288	6,624	12%
Net income (loss) attributable to non-controlling interests	64,889	54,288	10,601	20%
Net income (loss) attributable to common stockholders	$(3,977)	$—	$(3,977)	n/a %

	Six months ended June 30,
	2025	2024
Gross Margin	55%	52%
Operating margin	30%	31%

Net Sales

	Six months ended June 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$193,836	$177,974	$15,862	9%
International	29,645	34,603	(4,958)	(14)%
Total	$223,481	$212,577	$10,904	5%

The Company’s net sales for the six months ended June 30, 2025 increased $10.9 million to $223.5 million compared to $212.6 million for the six months ended June 30, 2024. The increase was driven by a 9% increase in domestic sales in CompoSecure Holdings’ premium payment card business, offset by international sales which were down 14%.

Domestic: The Company’s domestic net sales for the six months ended June 30, 2025 increased $15.9 million, or 9%, to $193.8 million compared to $178.0 million for the six months ended June 30, 2024. The increase was due to higher volumes from new and existing customers.

International: The Company’s international net sales for the six months ended June 30, 2025 decreased $5.0 million, or 14%, to $29.6 million compared to $34.6 million for the six months ended June 30, 2024. CompoSecure Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. The timing of certain customer orders negatively impacted sales compared to the six months ended June 30, 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the six months ended June 30, 2025 increased $12.1 million, or 11%, to $123.3 million compared to $111.3 million for the six months ended June 30, 2024, while the gross profit margin increased by 3% to 55%. The increase was driven by higher volumes, mix, and improved operational execution.

Operating Expenses

The Company’s operating expenses increased $11.6 million, or 26%, to $57.1 million for the six months ended June 30, 2025 compared to $45.5 million for the six months ended June 30, 2024. The increase was primarily due to incremental salaries and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the six months ended June 30, 2025 increased $0.4 million, or 1%, to $66.3 million. The slight increase was due to an increase in revenue and improvement in gross margin, offset by an increase in operating expenses. Operating margin for the six months ended June 30, 2025 decreased by 1%, to 30%, compared to 31% for the six months ended June 30, 2024. The slight decrease in operating margin was primarily attributable to the increase in operating expenses described above.

Other Income (Expense)

Other expense for the six months ended June 30, 2025 decreased $7.1 million, to $4.5 million, compared to $11.6 million for the six months ended June 30, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the Exchangeable Notes being exchanged and extinguished during the fourth quarter of 2024.

Income Tax Expense

The Company’s income tax expense for the six months ended June 30, 2025 was $0.9 million compared to $0.0 million for the six months ended June 30, 2024 due to Resolute Holdings being taxed as a corporation compared to CompoSecure Holdings as a pass-through entity in the prior period.

Segments

The following table presents the Company’s results of operations by reportable segment for the three and six months ended June 30, 2025:

	Three months ended				Six months ended
	June 30, 2025				June 30, 2025
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$3,419	$—	$(3,419)	$—	$4,548	$—	$(4,548)	$—
Product sales	—	119,592	—	119,592	—	223,481	—	223,481
Net sales	3,419	119,592	(3,419)	119,592	4,548	223,481	(4,548)	223,481
Cost of sales	—	50,792	—	50,792	—	100,134	—	100,134
Gross profit	3,419	68,800	(3,419)	68,800	4,548	123,347	(4,548)	123,347

Salaries and benefits	1,809	11,452	—	13,261	3,625	22,676	(948)	25,353
Equity-based compensation	1,353	5,049	—	6,402	2,509	10,662	(723)	12,448
Professional fees	262	2,369	—	2,631	718	6,904	(139)	7,483
Marketing	—	1,172	—	1,172	—	2,043	—	2,043
Subscriptions	72	—	—	72	397	—	—	397
Other operating expenses	308	4,321	—	4,629	481	8,888	—	9,369
Management fees	—	3,419	(3,419)	—	—	4,548	(4,548)	—
Total selling, general and administrative expenses	3,804	27,782	(3,419)	28,167	7,730	55,721	(6,358)	57,093

Income from operations	(385)	41,018	—	40,633	(3,182)	67,626	1,810	66,254

Interest income	76	1,428	—	1,504	76	2,505	—	2,581
Interest (expense)	(3)	(3,373)	—	(3,376)	(4)	(6,756)	—	(6,760)
Other	—	(165)	—	(165)	—	(296)	—	(296)
Total other income (expense)	73	(2,110)	—	(2,037)	72	(4,547)	—	(4,475)

Income (loss) before income taxes	(312)	38,908	—	38,596	(3,110)	63,079	1,810	61,779
Income tax (expense)	(299)	—	—	(299)	(867)	—	—	(867)
Net income (loss)	$(611)	$38,908	$—	$38,297	$(3,977)	$63,079	$1,810	$60,912

Depreciation and amortization	$—	2,341	—	2,341	$—	4,614	—	4,614
Capital expenditures	$—	1,642	—	1,642	$—	2,798	—	2,798

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

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three months ended June 30, 2025:

	Three months ended				Six months ended
	June 30, 2025				June 30, 2025
	($ in thousands except per share figures)				($ in thousands except per share figures)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(611)	$—	$—	$(611)	$(3,977)	$—	$—	$(3,977)
Net income (loss) per share attributable to common stockholders - diluted	$(0.07)	$0.00	$0.00	$(0.07)	$(0.47)	$0.00	$0.00	$(0.47)

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under CompoSecure Equity Plan (1)	1,310			1,310	2,458			2,458
Add: Pro forma management fees from Jan 1, 2025 to Feb 27, 2025 (2)	—			—	2,046			2,046
Add: Spin-Off costs (3)	—			—	290			290
Net tax impact of adjustments (4)	—			—	(724)			(724)
Fee-Related Earnings	699			699	93			93
Fee-Related Earnings per share	$0.08			$0.08	$0.01			$0.01

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders (in thousands)	8,526			8,526	8,526			8,526
Fee-Related Earnings per share (in thousands)	8,527			8,527	8,526			8,526

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the CompoSecure Equity Plan. Equity granted under the CompoSecure Equity Plan relates to CompoSecure Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	Incremental management fees as if the CompoSecure Management Agreement was executed on January 1, 2025.
(3)	One-time costs associated with the Spin-Off from CompoSecure.
(4)	Tax-effect of adjustments at a 31% effective tax rate. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the CompoSecure Equity Plan is expensed for tax purposes at CompoSecure and not Resolute Holdings.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and reference is made to Note 2 of Notes to Financial Statements – unaudited in Item 1, “Financial Statements”. Critical accounting policies adopted since the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 include the following:

Reclassifications: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Variable Interest Entities: The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

New Accounting Pronouncements

Reference is made to Note 2 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are the CompoSecure Management Agreement, its existing cash and cash equivalents balances, and borrowings on the Resolute revolving credit facility. CompoSecure Holdings’ primary sources of liquidity are its existing cash and cash equivalents, cash flows from operations, and borrowings on the CompoSecure Holdings term loan and revolving credit facility as detailed in Note 8 of Notes to Financial Statements – unaudited in Item 1, “Financial Statements”. The Company’s primary cash requirements at Resolute Holdings and CompoSecure Holdings include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment and software).

As of June 30, 2025, the Company had cash and cash equivalents of $99.9 million, consisting of $8.2 million at Resolute Holdings and $91.7 million at CompoSecure Holdings. The Company had debt principal outstanding of $192.5.million at CompoSecure Holdings. As of December 31, 2024, the Company had cash and cash equivalents of $71.6 million and total debt principal outstanding of $197.5 million, all at CompoSecure Holdings.

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

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A (“JPMC”)., as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provides for a $5.0 million loan through a senior secured revolving credit facility available to be used by Resolute Holdings. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. The revolving credit facility is subject to an unused commitment fee of 0.25%. No amounts were drawn on the Resolute Holdings revolving credit facility as of June 30, 2025. As of June 30, 2025, Resolute Holdings met the covenants of the Resolute Credit Agreement.

On August 7, 2024, CompoSecure Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “CompoSecure Holdings Credit Facility”). The CompoSecure Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200,000 (the “CompoSecure Holdings Term Loan”) and a revolving credit facility of $130,000 (the “CompoSecure Holdings Revolver”). The CompoSecure Holdings Credit Facility has a maturity date of August 7, 2029. At June 30, 2025, there was $192.5 million of total debt outstanding under the CompoSecure Holdings Credit Facility. No amounts were drawn on the CompoSecure Holdings Revolver as of June 30, 2025. Additional amounts may be available for borrowing during the term of the revolving loan, up to the full $130 million, as long as CompoSecure Holdings maintains a net leverage ratio as stipulated in the credit facility agreement. As of June 30, 2025, CompoSecure Holdings’ net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. The CompoSecure Holdings Credit Facility will mature on August 7, 2029. CompoSecure has pledged its ownership interests in CompoSecure Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the CompoSecure Holdings Credit Facility.

The CompoSecure Holdings Credit Facility requires CompoSecure Holdings to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The CompoSecure Holdings Credit Facility also requires CompoSecure Holdings to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the CompoSecure Holdings Revolver. The CompoSecure Holdings Credit Facility provides for CompoSecure Holdings to prepay the term loans without penalty or premium. The CompoSecure Holdings Credit Facility is secured by substantially all assets of CompoSecure Holdings.

Interest on the CompoSecure Holdings Revolver and CompoSecure Holdings Term Loan are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the which can range from 1.75% to 2.75% based on CompoSecure Holdings’ leverage ratio. The CompoSecure Holdings Credit Facility also requires the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the CompoSecure Holdings Revolver. The CompoSecure Holdings Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of CompoSecure Holdings assets, and affiliate transactions. CompoSecure Holdings may also be required to make repayments in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of CompoSecure Holdings annual financial statements. CompoSecure Holdings was in compliance with all covenants of the CompoSecure Holdings Credit Facility as of June 30, 2025. See Note 8 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the six months ended June 30, 2025 was $67.3 million compared to cash provided by operating activities of $71.8 million during the six months ended June 30, 2024. The decrease in cash provided by operating activities of $4.5 million was primarily attributable to an increase in receivables, partially offset by an increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the six months ended June 30, 2025 was $2.8 million primarily relating to capital expenditures of $2.0 million and capitalized software expenditures of $0.8 million, compared to cash used in investing activities for the six months ended June 30, 2024 of $3.5 million.

Net Cash Used in Financing Activities

Cash used in the Company’s financing activities for the six months ended June 30, 2025 was $36.2 million compared to cash used in the Company’s financing activities for the six months ended June 30, 2024 of $79.4 million. Cash used in financing activities for the six months ended June 30, 2025 primarily related to a distribution to CompoSecure of $15.9 million, payments for taxes related to net share settlement of CompoSecure equity awards of $15.3 million and repayment of scheduled principal payments of the term loan of $5.0 million. Cash used in financing activities for the six months ended June 30, 2024 primarily related to distributions to then-members of CompoSecure Holdings including CompoSecure, repayment of scheduled term loan principal payments, and payments for taxes related to net share settlement of CompoSecure equity awards.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of June 30, 2025, the Company has purchase commitments with a supplier of approximately $8.8 million for the remainder of 2025 and $2.0 million for 2026.

Financing

Resolute Holdings is a party to the Resolute Credit Facility and CompoSecure Holdings is a party to the CompoSecure Holdings Credit Facility with various banks. For a more complete description of the Company’s debt obligations, see Note 8 of Notes to Consolidated Financial Statements in the Consolidated Financial Statements of the Company in this Quarterly Report on Form 10-Q.

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of June 30, 2025, the Company had $192.5 million in debt outstanding under the CompoSecure Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2025. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $1.9 million on an annual basis.

On January 11, 2022, CompoSecure Holdings entered into an interest rate swap agreement with an effective date of December 5, 2023 to hedge forecasted interest rate payments on its variable rate debt. As of June 30, 2025, CompoSecure Holdings had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate

	($ in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, CompoSecure Holdings receives payments based on the greater of 1-month SOFR rate, as amended in February 2023, or a minimum of 1.00%. The Company has designated the interest rate swap as a cash flow hedge that was determined to be effective for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $1.4 million at June 30, 2025. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2025, the Company commenced the implementation of new corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration, following the completion of the Spin-Off on February 28, 2025. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of July 25, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the CompoSecure Holdings business.

Item 1A. Risk Factors

Summary of Risk Factors

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factors set forth below, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K:

Our revenue and operations may be materially and adversely affected by tariffs and other restrictions on imported goods that have been, and may continue to be, imposed by the U.S. government.

A portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Recently, tariffs have been imposed on imports from certain countries outside of the United States. For example, the Trump administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S., and has signaled possibly imposing further restrictions on international trade. As a result, further trade restrictions and/or tariffs may be forthcoming. Certain international trade agreements may also be at risk, as the current U.S. administration has voiced some opposition in respect thereof. These factors may stagnate the economy, impact relationships with and access to suppliers, increase the costs of certain raw materials we purchase, and/or materially and adversely affect our business, financial condition and results of operations. These and future tariffs, including any retaliatory tariffs that may be imposed by other countries on U.S. exports, as well as uncertainties surrounding domestic and foreign tariffs and any other global trade developments, bring with them uncertainty. We cannot predict future changes to imports covered by tariffs or which countries will be included or excluded from such tariffs. The reactions of other countries and resulting actions on the United States and similarly situated companies could negatively impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities in the three months ended June 30, 2025.

Repurchases of Equity Securities.

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three and six months ended June 30, 2025, no repurchases were made pursuant to the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.
2.1

Separation and Distribution Agreement, dated February 28, 2025, by and between CompoSecure, Inc. and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025)

3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.1

Second Amended and Restated Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.2*	Option Conversion Program for Directors

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Resolute Holdings Management, Inc.’s Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2025 and June 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and June 30, 2024 (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the six months ended June 30, 2025 and June 30, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and June 30, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: August 7, 2025	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)