Form 10-Q
period 2025-09-30
Resolute Holdings Management, Inc.
filed 2025-11-03
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 001-42458

Resolute Holdings Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-1246734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Ave, Suite 5B

New York, NY 10022

(212) 256-8405

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RHLD	New York Stock Exchange

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

As of October 31, 2025, there were 8,525,998 shares of the registrant’s common stock outstanding.

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

Part I - Financial Statements

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	September 30,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,247	$71,589
Short-term investments	49,727	—
Accounts receivable	64,172	47,449
Inventories, net	43,746	44,833
Prepaid expenses and other current assets	3,270	2,696
Deferred tax asset	24	24
Total current assets	259,186	166,591

Property and equipment, net	20,059	23,448
Right of use assets, net	9,213	5,404
Derivative asset - interest rate swap	613	2,749
Deposits and other assets	4,102	3,600
Total assets	$293,173	$201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,727	$5,691
Accrued expenses	40,593	31,091
Current portion of long-term debt	15,000	11,250
Current portion of lease liabilities – operating leases	2,208	2,113
Total current liabilities	70,528	50,145

Long-term debt, net of deferred financing costs	173,431	184,389
Lease liabilities, operating leases	7,633	3,888
Total liabilities	251,592	238,422

Commitments and contingencies (Note 17)	—	—

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 8,525,998 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	17,373	1,544
Accumulated deficit	(6,542)	(2,334)
Total stockholders' equity (deficit)	10,831	(790)
Non-controlling interest	30,750	(35,840)
Total equity (deficit)	41,581	(36,630)
Total liabilities and stockholders' equity (deficit)	$293,173	$201,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$120,865	$107,135	$344,346	$319,712
Cost of sales	49,538	51,727	149,672	153,019
Gross profit	71,327	55,408	194,674	166,693
Operating expenses:
Selling, general and administrative expenses	29,872	22,560	86,965	68,011
Income from operations	41,455	32,848	107,709	98,682

Other income (expense):
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	544	—	425
Interest income	1,555	1,146	4,136	3,350
Interest expense	(3,374)	(6,303)	(10,134)	(19,275)
Amortization of deferred financing costs	(167)	(249)	(463)	(908)
Loss on extinguishment of debt	—	(148)	—	(148)
Total other expense, net	(1,986)	(5,010)	(6,461)	(16,556)
Income (loss) before income taxes	39,469	27,838	101,248	82,126
Income tax (expense)	(63)	—	(930)	—
Net income (loss)	$39,406	$27,838	$100,318	$82,126

Net income (loss) attributable to non-controlling interest	39,637	27,838	104,526	82,126

Net income (loss) attributable to common stockholders	$(231)	$—	$(4,208)	$—

Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.03)	$—	$(0.49)	$—

Weighted average shares used to compute net income (loss) per share attributable to common stockholders - basic & diluted (in thousands)	8,526	8,526	8,526	8,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) including non-controlling interests	$39,406	$27,838	$100,318	$82,126
Other comprehensive income (loss):
Unrealized gain (loss) on derivative - interest rate swap	(764)	(2,406)	(2,136)	(2,483)
Total other comprehensive income (loss)	(764)	(2,406)	(2,136)	(2,483)
Comprehensive income (loss) including non-controlling interests	38,642	25,432	98,182	79,643
Less: comprehensive income (loss) attributable to non-controlling interests	38,873	25,432	102,390	79,643
Comprehensive income (loss) attributable to common stockholders	$(231)	$—	$(4,208)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in thousands)

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,526	$—	$1,544	$(2,334)	$(790)	$(35,840)	$(36,630)
Equity-based compensation	—	—	1,156	—	1,156	4,890	6,046
Contribution by CompoSecure Holdings	—	—	11,869	—	11,869	—	11,869
Contribution to Resolute Holdings	—	—	—	—	—	(11,869)	(11,869)
Net income (loss)	—	—	—	(3,366)	(3,366)	25,981	22,615
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(15,284)	(15,284)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(753)	(753)
Balance as of March 31, 2025	8,526	$—	$14,569	$(5,700)	$8,869	$(32,875)	$(24,006)
Equity-based compensation	—	—	1,353	—	1,353	5,049	6,402
Net income (loss)	—	—	—	(611)	(611)	38,908	38,297
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(619)	(619)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(15,933)	(15,933)
Balance as of June 30, 2025	8,526	$—	$15,922	$(6,311)	$9,611	$(5,470)	$4,141
Equity-based compensation	—	—	1,451	—	1,451	5,646	7,097
Net income (loss)	—	—	—	(231)	(231)	39,637	39,406
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(5,299)	(5,299)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(764)	(764)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(3,000)	(3,000)
Balance as of September 30, 2025	8,526	$—	$17,373	$(6,542)	$10,831	$30,750	$41,581

			Additional		Total		Total
	Common Stock		Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	8,526	$—	$—	$—	$—	$(198,584)	$(198,584)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(13,864)	(13,864)
Equity-based compensation	—	—	—	—	—	4,167	4,167
Net income (loss)	—	—	—	—	—	26,386	26,386
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(3,426)	(3,426)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	487	487
Balance as of March 31, 2024	8,526	$—	$—	$—	$—	$(184,834)	$(184,834)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(47,681)	(47,681)
Equity-based compensation	—	—	—	—	—	5,043	5,043
Net income (loss)	—	—	—	—	—	27,902	27,902
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	(5,006)	(5,006)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(564)	(564)
Balance as of June 30, 2024	8,526	$—	$—	$—	$—	$(205,140)	$(205,140)
Distributions to CompoSecure Holdings members	—	—	—	—	—	(13,705)	(13,705)
Equity-based compensation	—	—	—	—	—	5,388	5,388
Net income (loss)	—	—	—	—	—	27,838	27,838
Payments for taxes related to net settlement of CompoSecure equity awards	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	(2,406)	(2,406)
Balance as of September 30, 2024	8,526	$—	$—	$—	$—	$(188,025)	$(188,025)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$100,318	$82,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,902	6,932
Equity-based compensation expense	19,545	14,598
Amortization of deferred financing costs	463	958
Non-cash operating lease expense	1,875	1,753
Non-cash interest	(708)	—
Loss on extinguishment of debt	—	148
Change in fair value of derivative liability – convertible notes redemption make-whole provisions	—	(425)
Changes in assets and liabilities
Accounts receivable	(16,723)	(3,311)
Inventories	1,087	(2,550)
Prepaid expenses and other assets	(574)	1,435
Accounts payable	7,036	2,848
Accrued expenses	9,502	5,355
Lease liabilities	(1,844)	(1,828)
Net cash provided by operating activities	126,879	108,039

Cash flows from investing activities:
Purchase of property and equipment	(2,951)	(4,782)
Capitalized software costs	(1,235)	(729)
Purchases of short-term investments	(52,019)	—
Maturities of short-term investments	3,000	—
Net cash used in investing activities	(53,205)	(5,511)

Cash flows from financing activities:
Payment of CompoSecure Holdings term loan	(7,500)	(10,333)
Distributions to CompoSecure Holdings members	(18,933)	(75,250)
Contribution by CompoSecure Holdings	11,869	—
Contribution to Resolute Holdings	(11,869)	—
Payments for taxes related to net share settlement of CompoSecure equity awards	(20,583)	(8,432)
Deferred finance costs related to debt modifications	—	(1,889)
Net cash used in financing activities	(47,016)	(95,904)

Net increase (decrease) in cash and cash equivalents	26,658	6,624

Cash and cash equivalents, beginning of period	71,589	38,191

Cash and cash equivalents, end of period	$98,247	$44,815

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$9,883	$16,987
Supplemental disclosure of non-cash financing activities:
Consolidation of CompoSecure Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$(98,508)	$—
Derivative asset - interest rate swap	$(2,136)	$(2,483)

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

On February 28, 2025, CompoSecure distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with CompoSecure Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings (together with CompoSecure Holdings, the “Company”) is required to consolidate CompoSecure Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary (see Notes 2, 10, and 15). Resolute Holdings does not own any equity interests or common stock in CompoSecure Holdings or CompoSecure.

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

Following the execution of the Management Agreement on February 28, 2025, Resolute Holdings determined that CompoSecure Holdings is a VIE in which Resolute Holdings is deemed the primary beneficiary and as a result, CompoSecure Holdings is consolidated pursuant to ASC 810, Consolidation (“ASC 810”). The assets, liabilities and non-controlling interests of CompoSecure Holdings were initially measured at the amounts in which they were carried in the accounting records of CompoSecure, the reporting entity that formerly controlled CompoSecure Holdings, with no adjustment to current fair values, and no recognition of gain or loss because Resolute Holdings and CompoSecure were both under common control. See Note 10 for the non-controlling interest recorded related to CompoSecure Holdings.

The Company’s financial statements are presented on a consolidated basis and include the results of operations and financial position of CompoSecure Holdings for the period in which control of CompoSecure Holdings occurred as though such control had occurred at the beginning of the period. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with ASC 850-50, the Company’s financial statements for the prior periods were retrospectively adjusted in the periods in which Resolute Holdings and CompoSecure Holdings were under common control. For periods in which Resolute Holdings and CompoSecure Holdings were not under common control, the financial statements presented are those of CompoSecure Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity. Thus, only the results of operations and cash flows of CompoSecure Holdings are presented for the three and nine months ended September 30, 2024.

The Company’s significant accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated materials. Transfer of control passes to customers upon shipment or upon receipt, depending on the agreement with the specific customers. ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets as of September 30, 2025 or December 31, 2024, and had $1.5 million and $0.4 million of contract liabilities as of September 30, 2025 and December 31, 2024, respectively.

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

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606 which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended September 30, 2025 and September 30, 2024 the Company recognized $0 and $0 of revenue under bill and hold arrangements, respectively. During the nine months ended September 30, 2025 and September 30, 2024 the Company recognized $1,168 and $0 of revenue under bill and hold arrangements, respectively.

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

Software Development Costs

The Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $1,235 and $729 of software development costs for the nine months ended September 30, 2025 and September 30, 2024, respectively. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software costs was $1,706 and $985 as of September 30, 2025 and December 31, 2024, respectively. Capitalized software costs are amortized between one and two years and $513 and $0 was amortized during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Investments

The Company holds U.S. Treasury bills with original maturities of less than twelve months classified as short-term investments on the consolidated balance sheets. The Company's short-term investments were presented at amortized cost of $49,727 and $0 as of September 30, 2025 and December 31, 2024, respectively.

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity ("SAFE") with Signify Holdings, Inc., also known as Rain Cards ("Rain Cards"). Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company originally elected to account for this investment at cost. On February 10, 2025, the Company’s Rain Cards SAFE investment was converted to an equity interest under the terms of the agreement. No impairment has been recorded on the Rain Cards SAFE investment during the quarter ended September 30, 2025. Investment in Rain Cards is included as part of deposits and other assets on the consolidated balance sheets.

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

Recent Accounting Pronouncements

On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

On September 18, 2025, the FASB released Accounting Standards Update No. 2025-06, Accounting for Internal-Use Software Costs (“ASU 2025-06”), which amends ASC 350-40 to modernize guidance for internal-use software. ASU 2025-06 introduces a principles-based approach to capitalization, replacing outdated stage-based guidance that did not align with modern development practices such as agile and iterative methods. The amendments apply to all entities that develop or acquire internal-use software, including website development costs. The Board issued this update to reduce complexity, improve consistency, and better reflect real-world software development processes. For all entities, ASU 2025-06 will become effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of this ASU will have on the Company's consolidated financial statements.

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

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01, which revises the effective date of ASU 2024-03 “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is still assessing the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The amendments in this update require that PBEs on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual financial statements as of December 31, 2025 and for the year then ended. The Company believes that ASU 2023-09 will not have a material impact on the Company’s financial statements or disclosures.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock option expense	$883	$—	$2,421	$3
Restricted stock unit expense	5,026	4,538	14,549	12,656
Performance stock unit expense	1,188	817	2,575	1,843
Employee stock purchase plan	—	33	—	96
Total equity-based compensation expense	$7,097	$5,388	$19,545	$14,598

Resolute Equity Plan	$127	$—	$178	$—
CompoSecure Equity Plan	6,970	5,388	19,367	14,598
Total equity-based compensation expense	$7,097	$5,388	$19,545	$14,598

The following table sets forth the activity related to the Resolute Equity Plan for the period January 1, 2025 to September 30, 2025:

Resolute Equity Plan Stock Option Activity

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Share	(years)	(in thousands)
Outstanding at January 1, 2025	—	$—	—	$—
Granted	109,432	$37.51	9.7	3,791
Exercised	—	$—	—	$—
Outstanding at September 30, 2025	109,432	$37.51	9.7	$3,791
Vested and exercisable at September 30, 2025	—	$—	—	$—

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $1,959 and is expected to be recognized over a weighted average period of approximately 2.3 years.

The following tables set forth the activity related to the CompoSecure Equity Plan for the period January 1, 2025 to September 30, 2025:

CompoSecure Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	6,081,715
Granted	1,355,148
Spin-Off Adjustment	783,008
Vested	(2,297,285)
Forfeited	(106,519)
Nonvested at September 30, 2025	5,816,067

Unrecognized compensation cost for restricted stock units under the CompoSecure Equity Plan as of September 30, 2025 totaled $35,862 and is expected to be recognized over a weighted average period of approximately 5.0 years.

CompoSecure Equity Plan Stock Option Activity

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Share	(years)	(in thousands)
Outstanding at January 1, 2025	2,034,213	$12.19	8.9	$6,386
Granted	—	$—	—	$—
Spin-Off Adjustment	336,573	$10.64	8.2	$3,427
Exercised	(197,746)	$4.40	3.7	$3,246
Outstanding at September 30, 2025	2,173,040	$11.02	8.5	$21,305
Vested and exercisable at September 30, 2025	215,000	$3.69	3.7	$3,683

Unrecognized compensation cost for stock options under the CompoSecure Equity Plan as of September 30, 2025 totaled $9,013 and is expected to be recognized over a weighted average period of approximately 3.0 years.

CompoSecure Equity Plan Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2025	1,755,531
Granted	—
Spin-Off Adjustment	297,783
Vested	(262,803)
Nonvested at September 30, 2025	1,790,511

Unrecognized compensation cost for performance and market-based stock units under the CompoSecure Equity Plan as of September 30, 2025 totaled $2,893 and is expected to be recognized over a weighted average period of approximately 1.2 years.

4. INCOME TAXES

The Company recorded income tax provision of $63 and $0 for the three months ended September 30, 2025, and September 30, 2024, respectively. The Company recorded income tax provision of $930 and $0 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The Company’s effective tax rate was 0.2% and 0% for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company’s effective tax rate was 0.9% and 0% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest in CompoSecure Holdings is pass-through income which flows through to its 100% owner CompoSecure. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at CompoSecure.

On July 4, 2025, the One, Big, Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company evaluated the potential effects of the legislation and does not expect the OBBB to have a material impact on its financial statements.

5. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic and diluted:
Net income (loss)	$39,406	$27,838	$100,318	$82,126
Less: Net (income) loss attributable to non-controlling interest	(39,637)	(27,838)	(104,526)	(82,126)
Net income (loss) attributable to common stockholders	$(231)	$—	$(4,208)	$—
Weighted average common shares outstanding used in computing attributable net income (loss) per share	8,525,998	8,525,998	8,525,998	8,525,998
Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.03)	$—	$(0.49)	$—

Basic net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2025 was calculated by dividing net loss attributable to common stockholders of $231 and $4,208, respectively, divided by 8,525,998 of weighted average common shares outstanding during the period ended. Since all of the Resolute Equity Plan awards outstanding as of September 30, 2025 were antidilutive, diluted net loss per share is equal to the basic net loss per share.

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

The following amounts were not included in the calculation of net income (loss) per diluted share attributable to common stockholders because their effects were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Resolute Equity Plan awards	109,432	—	109,432	—

6. INVENTORIES

The Company’s major classes of inventories at CompoSecure Holdings were as follows:

	September 30, 2025	December 31, 2024
Raw materials	$43,086	$46,109
Work in process	2,786	1,024
Finished goods	2,151	505
Inventory reserve	(4,277)	(2,805)
	$43,746	$44,833

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	September 30, 2025	December 31, 2024
Machinery and equipment	5 - 10 years	$41,297	$38,012
Furniture and fixtures	3 - 5 years	50	33
Computer equipment	3 - 5 years	286	46
Leasehold improvements	Shorter of lease term or estimated useful life	12,870	11,711
Vehicles	5 years	88	88
Software	1 - 2 years	2,016	1,718
Construction in progress		616	2,664
Total		57,223	54,272
Less: Accumulated depreciation and amortization		(37,164)	(30,824)
Property and equipment, net		$20,059	$23,448

Depreciation and amortization expense for property and equipment was $2,096 and $2,331 for the three months ended September 30, 2025 and September 30, 2024, respectively. Depreciation and amortization expense for property and equipment was $6,339 and $6,932 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, there was no balance outstanding on the Resolute Credit Agreement. As of September 30, 2025, there was $5,000 of availability for borrowing under the Resolute Credit Agreement. Creditors of the Resolute Credit Agreement have no recourse to any assets or liabilities of CompoSecure Holdings.

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

Interest on the CompoSecure Holdings Revolver and the CompoSecure Holdings Term Loan are based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on CompoSecure Holdings’ leverage ratio. At September 30, 2025 and December 31, 2024, the effective interest rate on the CompoSecure Holdings Revolver and CompoSecure Holdings Term Loan was 6.86% and 6.81% per year, respectively

The Company recognized $3,371 and $3,878 of interest expense related to the CompoSecure Holdings Credit Facility for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recognized $10,127 and $12,046 of interest expense related to the CompoSecure Holdings Credit Facility for the nine months ended September 30, 2025 and September 30, 2024, respectively

The CompoSecure Holdings Credit Facility contains certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio related to financial performance solely at CompoSecure Holdings. As of September 30, 2025 and December 31, 2024, CompoSecure Holdings was in compliance with all financial covenants. The fair value of the CompoSecure Holdings Credit Facility approximates the carrying value for all periods presented. Creditors of the CompoSecure Holdings Credit Facility have no recourse to any assets or liabilities of Resolute Holdings.

As of September 30, 2025 and December 31, 2024, there were no balances outstanding on the CompoSecure Holdings Revolver. As of September 30, 2025, there was $130,000 of availability for borrowing at CompoSecure Holdings under the CompoSecure Holdings Revolver.

The balances payable under all CompoSecure Holdings borrowing facilities are as follows:

	September 30,	December 31,
	2025	2024

	Term Loan	Term Loan
Loan Balance	$190,000	$197,500
Less: current portion of term loan (scheduled payments)	(15,000)	(11,250)
Less: net deferred financing costs	(1,569)	(1,861)
Total Long Term debt	$173,431	$184,389

The maturity of all the CompoSecure Holdings borrowings facilities is as follows:

Remainder of 2025	$3,750
2026	15,000
2027	16,250
2028	20,000
2029	135,000
Total	$190,000

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

The Company determined the fair value of the Interest Rate Swap Agreement to be zero at the inception of the agreement and $613 and $2,749 as of September 30, 2025 and December 31, 2024, respectively. The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreement through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreement at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreement. Interest related to the Interest Rate Swap Agreement converted from LIBOR to SOFR in February 2023.

CompoSecure Holdings Exchangeable Senior Notes

On April 19, 2021 , CompoSecure and CompoSecure Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, exchangeable notes issued by CompoSecure Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of CompoSecure at an initial conversion price of $11.50 per CompoSecure share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by CompoSecure and its wholly owned subsidiary, CompoSecure Holdings, and the trustee under the Indenture (“Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of CompoSecure Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $0 and $544 for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recorded a favorable (unfavorable) change in fair value of $0 and $425 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the three months ended September 30, 2025 and September 30, 2024, the Company recognized $0 and $2,425 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%. During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $0 and $7,219 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

9. ACCRUED EXPENSES

Accrued expenses consists of the following:

	September 30, 2025	December 31, 2024
Bonuses	$11,656	$9,069
Sales tax	8,045	476
Commissions	5,120	2,563
Rebates	3,819	974
Other	11,953	18,009
	$40,593	$31,091

10. EQUITY STRUCTURE

Shares Authorized

As of September 30, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of September 30, 2025, there were 8,525,998 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

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

Non-controlling Interest

Non-controlling interest represents direct interests held in CompoSecure Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in CompoSecure Holdings as CompoSecure Holdings is a wholly owned subsidiary of CompoSecure. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate CompoSecure Holdings because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in CompoSecure Holdings that are held by CompoSecure as a non-controlling interest in the Company’s consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Consolidated Statements of Operations to derive net income or loss attributable to common stockholders. Refer to Note 14 for segment financial information of the Company.

11. LEASES

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

The weighted-average remaining lease term for the Company’s leases is 5.2 years as of September 30, 2025. The weighted-average discount rate used in the measurement of the lease liabilities was 6.47% as of September 30, 2025.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$678	$584	$2,012	$1,752
Variable lease cost	280	238	829	696
Total lease cost	$958	$822	$2,841	$2,448

Future minimum commitments under all non-cancelable operating leases are as follows:

Remainder of 2025	$692
2026	2,703
2027	2,089
2028	2,053
2029	1,597
Later years	2,815
Total lease payments	11,949
Less: Imputed interest	(2,108)
Present value of lease liabilities	$9,841

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$682	$615	$2,025	$1,828
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$4,884	$—

12. RETIREMENT PLANS

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

Retirement plan expense for the three months ended September 30, 2025 and September 30, 2024 was approximately $527 and $431, respectively. Retirement plan expense for the nine months ended September 30, 2025 and September 30, 2024 was approximately $1,999 and $1,483, respectively.

13. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$613	$—	$613
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749

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

14. SEGMENTS

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

The following tables present each reportable segment’s statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended				Nine months ended
	September 30, 2025				September 30, 2025
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$3,698	$—	$(3,698)	$—	$8,246	$—	$(8,246)	$—
Product sales	—	120,865	—	120,865	—	344,346		344,346
Net sales	3,698	120,865	(3,698)	120,865	8,246	344,346	(8,246)	344,346
Cost of sales	—	49,538	—	49,538	—	149,672	—	149,672
Gross profit	3,698	71,327	(3,698)	71,327	8,246	194,674	(8,246)	194,674

Salaries and benefits	1,857	12,381	—	14,238	5,482	35,057	(948)	39,591
Equity-based compensation	1,451	5,646	—	7,097	3,960	16,308	(723)	19,545
Professional fees	300	1,564	—	1,864	1,018	8,468	(139)	9,347
Marketing	—	1,653	—	1,653	—	3,696	—	3,696
Subscriptions	80	—	—	80	477	—	—	477
Other operating expenses	272	4,668	—	4,940	753	13,556	—	14,309
Management fees	—	3,698	(3,698)	—	—	8,246	(8,246)	—
Total selling, general and administrative expenses	3,960	29,610	(3,698)	29,872	11,690	85,331	(10,056)	86,965

Income from operations	(262)	41,717	—	41,455	(3,444)	109,343	1,810	107,709

Interest income	97	1,458	—	1,555	173	3,963	—	4,136
Interest (expense)	(3)	(3,371)	—	(3,374)	(7)	(10,127)	—	(10,134)
Other	—	(167)	—	(167)	—	(463)	—	(463)
Total other income (expense)	94	(2,080)	—	(1,986)	166	(6,627)	—	(6,461)

Income (loss) before income taxes	(168)	39,637	—	39,469	(3,278)	102,716	1,810	101,248
Income tax (expense)	(63)	—	—	(63)	(930)	—	—	(930)
Net income (loss)	$(231)	$39,637	$—	$39,406	$(4,208)	$102,716	$1,810	$100,318

Depreciation and amortization	$—	2,288	—	2,288	$—	6,902	—	6,902
Capital expenditures	$—	1,388	—	1,388	$—	4,186	—	4,186

	Three months ended				Nine months ended
	September 30, 2024				September 30, 2024
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$—	$—	$—	$—	$—	$—	$—	$—
Product sales	—	107,135	—	107,135	—	319,712	—	319,712
Net sales	—	107,135	—	107,135	—	319,712	—	319,712
Cost of sales	—	51,727	—	51,727	—	153,019	—	153,019
Gross profit	—	55,408	—	55,408	—	166,693	—	166,693

Salaries and benefits	—	9,675	—	9,675	—	32,895	—	32,895
Equity-based compensation	—	5,388	—	5,388	—	14,598	—	14,598
Professional fees	—	2,556	—	2,556	—	6,881	—	6,881
Marketing	—	1,283	—	1,283	—	3,196	—	3,196
Subscriptions	—	—	—	—	—	—	—	—
Other operating expenses	—	3,658	—	3,658	—	10,441	—	10,441
Management fees	—	—	—	—	—	—	—	—
Total selling, general and administrative expenses	—	22,560	—	22,560	—	68,011	—	68,011

Income from operations	—	32,848	—	32,848	—	98,682	—	98,682

Interest income	—	1,146	—	1,146	—	3,350	—	3,350
Interest (expense)	—	(6,303)	—	(6,303)	—	(19,275)	—	(19,275)
Other	—	147	—	147	—	(631)	—	(631)
Total other income (expense)	—	(5,010)	—	(5,010)	—	(16,556)	—	(16,556)

Income (loss) before income taxes	—	27,838	—	27,838	—	82,126	—	82,126
Income tax (expense)	—	—	—	—	—	—	—	—
Net income (loss)	$—	$27,838	$—	$27,838	$—	$82,126	$—	$82,126

Depreciation and amortization	$—	2,331	—	2,331	$—	6,932	—	6,932
Capital expenditures	$—	1,984	—	1,984	$—	5,511	—	5,511

The following tables present each reportable segment’s balance sheet as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,016	$97,231	$—	$98,247	$—	$71,589	$—	$71,589
Short-term investments	9,060	40,667	—	49,727	—	—	—	—
Accounts receivable	3,698	64,172	(3,698)	64,172	—	47,449	—	47,449
Inventories, net	—	43,746	—	43,746	—	44,833	—	44,833
Prepaid expenses and other current assets	395	2,875	—	3,270	—	2,696	—	2,696
Deferred tax asset	24	—	—	24	24	—	—	24
Total current assets	14,193	248,691	(3,698)	259,186	24	166,567	—	166,591

Property and equipment, net	—	20,059	—	20,059	—	23,448	—	23,448
Right of use assets, net	1,076	8,137	—	9,213	—	5,404	—	5,404
Derivative asset - interest rate swap	—	613	—	613	—	2,749	—	2,749
Deposits and other assets	—	4,102	—	4,102	—	3,600	—	3,600
Total assets	15,269	281,602	(3,698)	293,173	24	201,768	—	201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	104	12,557	66	12,727	—	5,691	—	5,691
Accrued expenses	3,259	41,032	(3,698)	40,593	814	30,954	(677)	31,091
Current portion of long-term debt	—	15,000	—	15,000	—	11,250	—	11,250
Current portion of lease liabilities – operating leases	76	2,132	—	2,208	—	2,113	—	2,113
Total current liabilities	3,439	70,721	(3,632)	70,528	814	50,008	(677)	50,145

Long-term debt, net of deferred financing costs	—	173,431	—	173,431	—	184,389	—	184,389
Lease liabilities, operating leases	999	6,634	—	7,633	—	3,888	—	3,888
Total liabilities	4,438	250,786	(3,632)	251,592	814	238,285	(677)	238,422

Additional paid-in capital	17,373	—	—	17,373	1,544	—	—	1,544
Accumulated deficit	(6,542)	—	—	(6,542)	(2,334)	—	—	(2,334)
Total stockholders' equity (deficit)	10,831	—	—	10,831	(790)	—	—	(790)
Non-controlling interest	—	30,816	(66)	30,750	—	(36,517)	677	(35,840)
Total equity (deficit)	10,831	30,816	(66)	41,581	(790)	(36,517)	677	(36,630)
Total liabilities and stockholders' equity (deficit)	$15,269	$281,602	$(3,698)	$293,173	$24	$201,768	$—	$201,792

15. VARIABLE INTEREST ENTITIES

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

Following the execution of the Management Agreement on February 28, 2025, CompoSecure Holdings is deemed to be a VIE in which Resolute Holdings is the primary beneficiary and CompoSecure Holdings is consolidated due to the terms of the CompoSecure Management Agreement pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of CompoSecure Holdings and its controlled affiliates in exchange for the CompoSecure Management Fee. The nature of Resolute Holdings’ involvement in CompoSecure Holdings’ activities is outlined in the CompoSecure Management Agreement. Creditors of Resolute Holdings have no recourse to the assets or liabilities of CompoSecure Holdings, and creditors of CompoSecure Holdings have no recourse to the assets or liabilities of Resolute Holdings. Resolute Holdings has no obligation to provide any financial support to CompoSecure Holdings. See Note 14 for details of CompoSecure Holdings’ assets and liabilities.

16. GEOGRAPHIC INFORMATION AND CONCENTRATIONS

The Company’s headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales by region:
Domestic	$105,096	$80,033	$298,932	$258,007
International	15,769	27,102	45,414	61,705
Total	$120,865	$107,135	$344,346	$319,712

Resolute Holdings’ sole customer and source of revenue is CompoSecure Holdings. Resolute Holdings generates management fee revenue from the CompoSecure Management Agreement. Pursuant to the CompoSecure Management Agreement, CompoSecure Holdings shall pay Resolute Holdings the CompoSecure Management Fee in a cash amount equal to 2.5% of CompoSecure Holdings’ last 12 months Management Agreement Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. The following table summarizes the calculation of the CompoSecure Management Fee accrual for the three months ended September 30, 2025, which is eliminated in consolidation:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
CompoSecure Management Agreement Adjusted EBITDA	$45,537	$44,555	$30,190	$27,643
LTM Management Agreement Adjusted EBITDA	147,925
Fee rate	2.50%
CompoSecure Management Fee from Jul 1, 2025 to Sept 30, 2025	$3,698

CompoSecure Holdings’ principal direct customers as of September 30, 2025 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Three customers individually accounted for more than 10% of the Company’s revenue, or 69.5% and 70.7% combined, of total revenue for the three months ended September 30, 2025 and September 30, 2024, respectively. Three customers individually accounted for more than 10% of the Company’s revenue, or 66.4% combined, of total revenue for the nine months ended September 30, 2025. Two customers individually accounted for more than 10% of the Company’s revenue, or 65.4% combined, for the nine months ended September 30, 2024.

Two customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 58% and four customers individually accounted for more than 10% or approximately 61% of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2025. The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2024.

17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $11,949 of minimum undiscounted future lease payments and a present value of $9,841. See Note 11 for further details.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

18. RELATED PARTY TRANSACTIONS

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

In connection with the Spin-Off, Resolute Holdings entered into a Letter Agreement with CompoSecure (“Letter Agreement”), pursuant to which CompoSecure will (i) delegate by resolution of the CompoSecure board of directors the authority to Resolute Holdings to approve issuances of CompoSecure equity for M&A and equity awards, (ii) issue CompoSecure equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.

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

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote. Mr. John Cote is the managing member of SRM. The Company recognized $85 and $265 during the three and nine months ended September 30, 2025 in selling, general, and administrative expense.

CompoSecure is the sole member of CompoSecure Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of CompoSecure Holdings, CompoSecure from time to time receives distributions from CompoSecure Holdings and CompoSecure Holdings from time to time will pay expenses on behalf of CompoSecure. There was $3,000 and $18,933 of distributions to CompoSecure from CompoSecure Holdings during the three and nine months ended September 30, 2025.

19. SUBSEQUENT EVENTS

On November 2, 2025, CompoSecure entered into a Share Purchase Agreement with entities affiliated with Platinum Equity pursuant to which CompoSecure will combine with Husky Technologies Limited (“Husky”) for aggregate consideration of approximately $4,976,000, comprised of cash and shares of CompoSecure Class A Common Stock. In conjunction with the closing of CompoSecure’s planned business combination with Husky, Husky will become a wholly owned subsidiary of CompoSecure Holdings and Resolute Holdings will enter into a management agreement with Husky, on substantially the same terms as the CompoSecure Management Agreement. Concurrently with the execution of the Share Purchase Agreement, CompoSecure entered into purchase agreements with certain investors named therein pursuant to which CompoSecure agreed to issue and sell to such investors in a private placement an aggregate of approximately 106 million shares of CompoSecure Class A Common Stock at a purchase price of $18.50 per share, for an aggregate purchase price of approximately $1,960,000. The closing of the private placements is conditioned upon the substantially concurrent consummation of the business combination with Husky. The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, including regulatory approval.

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

Overview

Resolute Holdings Management, Inc. (“Resolute Holdings”) provides operating management services to generate recurring, long-duration management fees from CompoSecure Holdings L.L.C. (“CompoSecure Holdings”) and other companies it may manage in the future. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses, including CompoSecure Holdings, and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

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

Recent Developments

On February 28, 2025, CompoSecure distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of CompoSecure’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of CompoSecure Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of CompoSecure common stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

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

Results of Operations

Three months ended September 30, 2025 vs. three months ended September 30, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales	$120,865	$107,135	$13,730	13%
Cost of sales	49,538	51,727	(2,189)	(4)%
Gross profit	71,327	55,408	15,919	29%
Operating expenses
Selling, general and administrative expenses	29,872	22,560	7,312	32%
Income from operations	41,455	32,848	8,607	26%
Other (expense) income, net	(1,986)	(5,010)	3,024	(60)%
(Loss) income before income taxes	39,469	27,838	11,631	42%
Income tax (expense)	(63)	—	(63)	n/a %
Net (loss) income	39,406	27,838	11,568	42%
Net income (loss) attributable to non-controlling interests	39,637	27,838	11,799	42%
Net income (loss) attributable to common stockholders	$(231)	$—	$(231)	n/a %

	Three months ended September 30,
	2025	2024
Gross Margin	59%	52%
Operating margin	34%	31%

Net Sales

	Three months ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$105,096	$80,033	$25,063	31%
International	15,769	27,102	(11,333)	(42)%
Total	$120,865	$107,135	$13,730	13%

The Company’s net sales for the quarter ended September 30, 2025 increased $13.7 million to $120.9 million compared to $107.1 million for the quarter ended September 30, 2024. The increase was driven by an increase in domestic sales in CompoSecure Holdings’ premium payment card business, which was up 31%, offset by international sales which were down 42%.

Domestic: The Company’s domestic net sales for the quarter ended September 30, 2025 increased $25.1 million, or 31%, to $105.1 million compared to $80.0 million for the quarter ended September 30, 2024. The increase was primarily due to higher volumes from new and existing customers.

International: The Company’s international net sales for the quarter ended September 30, 2025 decreased $11.3 million, or 42%, to $15.8 million compared to $27.1 million for the quarter ended September 30, 2024. CompoSecure Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. The timing of certain customer orders negatively impacted sales compared to the quarter ended September 30, 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended September 30, 2025 increased $15.9 million, or 29%, to $71.3 million compared to $55.4 million for the quarter ended September 30, 2024, and the gross profit margin increased to 59%, compared to 52% in the prior year. The increase was driven by higher volumes, mix, and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s operating expenses increased $7.3 million, or 32%, to $29.9 million for the quarter ended September 30, 2025 compared to $22.6 million for the quarter ended September 30, 2024. The increase was primarily due to incremental salaries and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the quarter ended September 30, 2025 increased $8.6 million, or 26%, to $41.5 million compared to $32.8 million for the quarter ended September 30, 2024. The increase was primarily attributable to an increase in revenue and gross margin, partially offset by higher operating expenses. Operating margin for the quarter ended September 30, 2025 increased by 3%, to 34%, compared to 31% for the quarter ended September 30, 2024. The increase in operating margin was primarily attributable to the increase in gross margin, partially offset by higher operating expenses.

Other Income (Expense)

Other expense for the quarter ended September 30, 2025 decreased $3.0 million, to $2.0 million, compared to $5.0 million for the quarter ended September 30, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the Exchangeable Notes being exchanged and extinguished during the fourth quarter of 2024.

Income Tax Expense

The Company’s income tax expense for the quarter ended September 30, 2025 was $0.1 million compared to $0.0 million for the quarter ended September 30, 2024 due to Resolute Holdings being taxed as a corporation compared to CompoSecure Holdings as a pass-through entity in the prior period.

Results of Operations

Nine months ended September 30, 2025 vs. nine months ended September 30, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Nine months ended September 30,
	2025	2024	$Change	% Change

	(in thousands)
Net sales	$344,346	$319,712	$24,634	8%
Cost of sales	149,672	153,019	(3,347)	(2)%
Gross profit	194,674	166,693	27,981	17%
Operating expenses
Selling, general and administrative expenses	86,965	68,011	18,954	28%
Income from operations	107,709	98,682	9,027	9%
Other (expense) income, net	(6,461)	(16,556)	10,095	(61)%
(Loss) income before income taxes	101,248	82,126	19,122	23%
Income tax (expense)	(930)	—	(930)	n/a %
Net (loss) income	100,318	82,126	18,192	22%
Net income (loss) attributable to non-controlling interests	104,526	82,126	22,400	27%
Net income (loss) attributable to common stockholders	$(4,208)	$—	$(4,208)	n/a %

	Nine months ended September 30,
	2025	2024
Gross Margin	57%	52%
Operating margin	31%	31%

Net Sales

	Nine months ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$298,932	$258,007	$40,925	16%
International	45,414	61,705	(16,291)	(26)%
Total	$344,346	$319,712	$24,634	8%

The Company’s net sales for the nine months ended September 30, 2025 increased $24.6 million to $344.3 million compared to $319.7 million for the nine months ended September 30, 2024. The increase was driven by a 16% increase in domestic sales in CompoSecure Holdings’ premium payment card business, partially offset by international sales which were down 26%.

Domestic: The Company’s domestic net sales for the nine months ended September 30, 2025 increased $40.9 million, or 16%, to $298.9 million compared to $258.0 million for the nine months ended September 30, 2024. The increase was due to higher volumes from new and existing customers.

International: The Company’s international net sales for the nine months ended September 30, 2025 decreased $16.3 million, or 26%, to $45.4 million compared to $61.7 million for the nine months ended September 30, 2024. CompoSecure Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. The timing of certain customer orders negatively impacted sales compared to the nine months ended September 30, 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the nine months ended September 30, 2025 increased $28.0 million, or 17%, to $194.7 million compared to $166.7 million for the nine months ended September 30, 2024, while the gross profit margin increased by 5% to 57%. The increase was driven by higher volumes, mix, and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s operating expenses increased $19.0 million, or 28%, to $87.0 million for the nine months ended September 30, 2025 compared to $68.0 million for the nine months ended September 30, 2024. The increase was primarily due to incremental salaries and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the nine months ended September 30, 2025 increased $9.0 million, or 9%, to $107.7 million. The increase was due to an increase in revenue and gross margin, offset by an increase in operating expenses. Operating margin for the nine months ended September 30, 2025 was flat at 31% compared to the nine months ended September 30, 2024. The flat operating margin was driven by an increase in the gross margin, offset by an increase in operating expenses described above.

Other Income (Expense)

Other expense for the nine months ended September 30, 2025 decreased $10.1 million, to $6.5 million, compared to $16.6 million for the nine months ended September 30, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the Exchangeable Notes being exchanged and extinguished during the fourth quarter of 2024.

Income Tax Expense

The Company’s income tax expense for the nine months ended September 30, 2025 was $0.9 million compared to $0.0 million for the nine months ended September 30, 2024 due to Resolute Holdings being taxed as a corporation compared to CompoSecure Holdings as a pass-through entity in the prior period.

Segments

The following table presents the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2025:

	Three months ended				Nine months ended
	September 30, 2025				September 30, 2025
	($ in thousands)				($ in thousands)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$3,698	$—	$(3,698)	$—	$8,246	$—	$(8,246)	$—
Product sales	—	120,865	—	120,865	—	344,346		344,346
Net sales	3,698	120,865	(3,698)	120,865	8,246	344,346	(8,246)	344,346
Cost of sales	—	49,538	—	49,538	—	149,672	—	149,672
Gross profit	3,698	71,327	(3,698)	71,327	8,246	194,674	(8,246)	194,674

Salaries and benefits	1,857	12,381	—	14,238	5,482	35,057	(948)	39,591
Equity-based compensation	1,451	5,646	—	7,097	3,960	16,308	(723)	19,545
Professional fees	300	1,564	—	1,864	1,018	8,468	(139)	9,347
Marketing	—	1,653	—	1,653	—	3,696	—	3,696
Subscriptions	80	—	—	80	477	—	—	477
Other operating expenses	272	4,668	—	4,940	753	13,556	—	14,309
Management fees	—	3,698	(3,698)	—	—	8,246	(8,246)	—
Total selling, general and administrative expenses	3,960	29,610	(3,698)	29,872	11,690	85,331	(10,056)	86,965

Income from operations	(262)	41,717	—	41,455	(3,444)	109,343	1,810	107,709

Interest income	97	1,458	—	1,555	173	3,963	—	4,136
Interest (expense)	(3)	(3,371)	—	(3,374)	(7)	(10,127)	—	(10,134)
Other	—	(167)	—	(167)	—	(463)	—	(463)
Total other income (expense)	94	(2,080)	—	(1,986)	166	(6,627)	—	(6,461)

Income (loss) before income taxes	(168)	39,637	—	39,469	(3,278)	102,716	1,810	101,248
Income tax (expense)	(63)	—	—	(63)	(930)	—	—	(930)
Net income (loss)	$(231)	$39,637	$—	$39,406	$(4,208)	$102,716	$1,810	$100,318

Depreciation and amortization	$—	2,288	—	2,288	$—	6,902	—	6,902
Capital expenditures	$—	1,388	—	1,388	$—	4,186	—	4,186

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

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three and nine month periods ended September 30, 2025:

	Three months ended				Nine months ended
	September 30, 2025				September 30, 2025
	($ in thousands except per share figures)				($ in thousands except per share figures)
	Resolute	CompoSecure	Intercompany/		Resolute	CompoSecure	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(231)	$—	$—	$(231)	$(4,208)	$—	$—	$(4,208)
Net income (loss) per share attributable to common stockholders - diluted	$(0.03)	$0.00	$0.00	$(0.03)	$(0.49)	$0.00	$0.00	$(0.49)

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under CompoSecure Equity Plan (1)	1,324			1,324	3,782			3,782
Add: Pro forma management fees from Jan 1, 2025 to Feb 27, 2025 (2)	—			—	2,046			2,046
Add: Spin-Off costs (3)	—			—	290			290
Net tax impact of adjustments (4)	—			—	(724)			(724)
Fee-Related Earnings	1,093			1,093	1,186			1,186
Fee-Related Earnings per share	$0.13			$0.13	$0.14			$0.14

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders (in thousands)	8,526			8,526	8,526			8,526
Fee-Related Earnings per share (in thousands)	8,556			8,556	8,536			8,536

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the CompoSecure Equity Plan. Equity granted under the CompoSecure Equity Plan relates to CompoSecure Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	Incremental management fees as if the CompoSecure Management Agreement was executed on January 1, 2025.
(3)	One-time costs associated with the Spin-Off from CompoSecure.
(4)	Tax-effect of adjustments at a 31% effective tax rate. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the CompoSecure Equity Plan is expensed for tax purposes at CompoSecure and not Resolute Holdings.

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

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are the CompoSecure Management Agreement, its existing cash and cash equivalents balances, short-term investments, and borrowings on the Resolute revolving credit facility. CompoSecure Holdings’ primary sources of liquidity are its existing cash and cash equivalents, short-term investments, cash flows from operations, and borrowings on the CompoSecure Holdings term loan and revolving credit facility as detailed in Note 8 of Notes to Financial Statements – unaudited in Item 1, “Financial Statements”. The Company’s primary cash requirements at Resolute Holdings and CompoSecure Holdings include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment and software).

As of September 30, 2025, the Company had cash and cash equivalents of $98.2 million, consisting of $1.0 million at Resolute Holdings and $97.2 million at CompoSecure Holdings. The Company had short-term investments comprised of US treasury bills of $49.7 million, consisting of $9.1 million at Resolute Holdings and $40.7 million at CompoSecure Holdings. The Company had debt principal outstanding of $190.0 million at CompoSecure Holdings. As of December 31, 2024, the Company had cash and cash equivalents of $71.6 million and total debt principal outstanding of $197.5 million, all at CompoSecure Holdings.

Resolute Holdings and CompoSecure Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the CompoSecure Management Fee from CompoSecure Holdings to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $5.0 million revolving credit facility at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Form 10-Q. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $130.0 million revolving credit facility at CompoSecure Holdings, are sufficient to meet the liquidity needs of CompoSecure Holdings, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q.

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

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A (“JPMC”) as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provides for a $5.0 million loan through a senior secured revolving credit facility available to be used by Resolute Holdings. The revolving credit facility matures on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. The revolving credit facility is subject to an unused commitment fee of 0.25%. No amounts were drawn on the Resolute Holdings revolving credit facility as of September 30, 2025. As of September 30, 2025, Resolute Holdings met the covenants of the Resolute Credit Agreement.

On August 7, 2024, CompoSecure Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “CompoSecure Holdings Credit Facility”). The CompoSecure Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200,000 (the “CompoSecure Holdings Term Loan”) and a revolving credit facility of $130,000 (the “CompoSecure Holdings Revolver”). The CompoSecure Holdings Credit Facility has a maturity date of August 7, 2029. At September 30, 2025, there was $190.0 million of total debt outstanding under the CompoSecure Holdings Credit Facility. No amounts were drawn on the CompoSecure Holdings Revolver as of September 30, 2025. Additional amounts may be available for borrowing during the term of the revolving loan, up to the full $130 million, as long as CompoSecure Holdings maintains a net leverage ratio as stipulated in the credit facility agreement. As of September 30, 2025, CompoSecure Holdings’ net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facility agreement. CompoSecure has pledged its ownership interests in CompoSecure Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the CompoSecure Holdings Credit Facility.

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

Interest on the CompoSecure Holdings Revolver and CompoSecure Holdings Term Loan are based on the outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin which can range from 1.75% to 2.75% based on CompoSecure Holdings’ leverage ratio. The CompoSecure Holdings Credit Facility also requires the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the CompoSecure Holdings Revolver. The CompoSecure Holdings Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of CompoSecure Holdings assets, and affiliate transactions. CompoSecure Holdings may also be required to make repayments in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of CompoSecure Holdings annual financial statements. CompoSecure Holdings was in compliance with all covenants of the CompoSecure Holdings Credit Facility as of September 30, 2025. See Note 8 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Net Cash Provided by Operations

Cash provided by the Company’s operating activities for the nine months ended September 30, 2025 was $126.9 million compared to cash provided by operating activities of $108.0 million during the nine months ended September 30, 2024. The increase in cash provided by operating activities of $18.8 million was primarily attributable to an increase in operating income, a decrease in other expenses, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the nine months ended September 30, 2025 was $53.2 million primarily relating to the net purchase (maturities) of short-term investments of $49.0 million, capital expenditures of $3.0 million, and capitalized software expenditures of $1.2 million, compared to cash used in investing activities for the nine months ended September 30, 2024 of $5.5 million.

Net Cash Used in Financing Activities

Cash used in the Company’s financing activities for the nine months ended September 30, 2025 was $47.0 million compared to cash used in the Company’s financing activities for the nine months ended September 30, 2024 of $95.9 million. Cash used in financing activities for the nine months ended September 30, 2025 primarily related to payments for taxes related to net share settlement of CompoSecure equity awards of $20.6 million, a distribution to CompoSecure of $18.9 million, and repayment of scheduled principal payments of the CompoSecure Holdings term loan of $7.5 million. Cash used in financing activities for the nine months ended September 30, 2024 primarily related to distributions to then-members of CompoSecure Holdings including CompoSecure, repayment of scheduled CompoSecure Holdings term loan principal payments, and payments for taxes related to net share settlement of CompoSecure equity awards.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of September 30, 2025, the Company has purchase commitments with a supplier of approximately $1.1 million for the remainder of 2025 and $7.7 million for 2026.

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

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances, short-term investments, and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and a related interest rate swap agreement. As of September 30, 2025, the Company had $190.0 million in debt outstanding under the CompoSecure Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2025. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $1.9 million on an annual basis.

On January 11, 2022, CompoSecure Holdings entered into an interest rate swap agreement with an effective date of December 5, 2023 to hedge forecasted interest rate payments on its variable rate debt. As of September 30, 2025, CompoSecure Holdings had the following interest rate swap agreements (in thousands):

Effective Dates	Notional Amount	Fixed Rate

	($ in thousands)
December 5, 2023 through December 22, 2025	$125,000	1.90%

Under the terms of the interest rate swap agreement, CompoSecure Holdings receives payments based on the greater of 1-month SOFR rate, as amended in February 2023, or a minimum of 1.00%. The Company has designated the interest rate swap as a cash flow hedge that was determined to be effective for accounting purposes. The Company determined the fair value of the interest rate swap to be zero at the inception of the agreement and $0.6 million at September 30, 2025. The Company reflects the realized gains and losses of the actual monthly settlement activity of the interest rate swap in its consolidated statements of operations. The

Company reflects the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability is recognized at each reporting period in the Company’s financial statements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, the Company continued the implementation of corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration, subsequent to the completion of the Spin-Off on February 28, 2025. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of November 3, 2025, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the CompoSecure Holdings business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities in the three months ended September 30, 2025.

Repurchases of Equity Securities.

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three and nine months ended September 30, 2025, no repurchases were made pursuant to the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.2	Option Conversion Program for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed with the SEC on August 7, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Resolute Holdings Management, Inc.’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and September 30, 2024 (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the nine months ended September 30, 2025 and September 30, 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and September 30, 2024, and (vi) Notes to Consolidated Financial Statements - Unaudited.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: November 3, 2025	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)