Form 10-K
period 2025-12-31
Resolute Holdings Management, Inc.
filed 2026-03-12
CIK 2039497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-42458

(Commission File Number)

Resolute Holdings Management, Inc.

(Exact name of registrant as specified in its charter)

Nevada (Jurisdiction of Incorporation)	33-1246734 (I.R.S. Employer Identification No.)	(212) 256-8405 (Registrant’s telephone number)
445 Park Ave, Suite 5B New York, NY 10022 (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RHLD	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.0001 per share (the “common stock”), held by non-affiliates was $134.5 million as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price of the common stock on June 30, 2025 of $31.87 on the Nasdaq Global Market, the market on which the common stock was listed on such date). Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of March 10, 2026 was 8,474,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2026 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

RESOLUTE HOLDINGS MANAGEMENT, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Resolute Holdings Management, Inc. (“Resolute Holdings”, “we”, “our” and “us”, and together with GPGI Holdings, L.L.C. and its subsidiaries including Husky Holdings LLC, the “Company”) believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement and Husky Management Agreement (each as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee and Husky Management Fee (each as defined herein) and termination;
●	risks relating to our current reliance on GPGI Holdings L.L.C. and its subsidiaries (“GPGI Holdings”), including the presentation of GPGI Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into GPGI Holdings, including Husky Holdings LLC (“Husky Holdings”), or our other managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at GPGI Holdings, Husky Holdings, and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	risks associated with the businesses of GPGI Holdings, Husky Holdings, and any other companies we may manage in the future;
●	future exchange and interest rates;
●	damage to our reputation;

●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;
●	cybersecurity and privacy considerations;
●	legal proceedings and investigatory risks, including the outcome of any legal proceedings that may be instituted against our managed companies;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company; and
●	Other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1. Business

Background & Strategy

Resolute Holdings Management, Inc. (“Resolute Holdings”) is a Nevada corporation that was originally formed as a Delaware corporation on September 27, 2024 (“Inception Date”) and was recently redomiciled to the State of Nevada on March 2, 2026. It is organized to provide operating management services to GPGI Holdings, L.L.C. (formerly CompoSecure Holdings, L.L.C.) (“GPGI Holdings”) and as of January 12, 2026, Husky Holdings LLC (“Husky Holdings”), and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System (“ROS”) to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI”), through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses. GPGI has evolved from a single operating business into a diversified permanent capital platform that is as of the date of this report comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under the CompoSecure, L.L.C. and Husky Holdings legal entities, respectively (see entity structure below).

CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.

Husky, founded in 1953, and headquartered in Bolton, Ontario, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.

History & Structure

The evolution of the Resolute Holdings and GPGI relationship began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC, (collectively, “Tungsten”), acquired a majority interest of GPGI. Subsequently, on the Inception Date, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings. On February 28, 2025, GPGI distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with GPGI Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate GPGI Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary (see Notes 2, 10, and 15 to the Company’s audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Management Agreement Adjusted EBITDA for GPGI Holdings is calculated without duplication of Husky Holdings’ Adjusted EBITDA as defined in the Husky Management Agreement (as defined below) and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of common stock of GPGI or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity, LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for aggregate consideration of approximately $4.976 billion, comprised of cash and shares of GPGI’s Class A Common Stock (the “Husky Transaction”). The Husky Transaction was completed on January 12, 2026, whereby Husky Holdings became a wholly owned subsidiary of GPGI Holdings.

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of quarterly management fees (the “Husky Management Fee”), which is calculated without duplication of GPGI Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense.

Resolute Holdings (together with GPGI Holdings and Husky Holdings, the “Company”) only receives management fees from GPGI Holdings and Husky Holdings and does not own any equity interests including common stock in GPGI Holdings, Husky Holdings, or GPGI. Since the Husky Transaction closed on January 12, 2026, the Company’s consolidated financial statements for the year ended December 31, 2025 do not reflect the results of Husky Holdings.

The Company’s entity structure as of the date of this report is as follows:

Human Capital/Employees

As of February 1, 2026, the Company had approximately 5,534 full-time employees and 86 part-time employees consisting of 971 full-time employees and 6 part-time employees at CompoSecure, 4,556 full-time employees and 80 part-time employees at Husky, and 7 full-time employees at Resolute Holdings. As an Equal Opportunity Employer, the Company does not discriminate against any employee or job applicant based on race, ethnicity, religion, national origin, sex, physical or mental disability, or age.

Additional Information

Our website is www.resoluteholdings.com. We make available through the “Financial Information” section of the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such materials with or furnishing such documents to the Securities and Exchange Commission (the “SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding issues, such as the Company, that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our company is subject to a number of risks. These risks relate to our business, the businesses we manage, CompoSecure and Husky, our common stock (including the Spin-Off) and the securities market. Any of these risks and other risks could materially and adversely affect our business, results of operations, cash flows and financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Please read the information in the section captioned “Risk Factors” of this Annual Report for a description of the principal risks that we face. Some of the more significant challenges and risks we face include the following:

●	Risks related to our business, including:

o	Our results of operations and financial condition are substantially dependent on the two businesses we manage, CompoSecure and Husky;
o	Our growth prospects may depend upon the successful negotiation of management agreements with additional managed companies, our ability to conduct due diligence into such companies, and the payment by those companies to us of management fees;
o	Management fees payable to us by our managed companies may impact our management priorities;
o	We may change our strategies from time to time;
o	The termination of the CompoSecure Management Agreement, the Husky Management Agreement or other management agreements, or the reduction of management fees payable to us thereunder, would materially and adversely affect us;
o	Our managed companies, including GPGI Holdings and Husky Holdings, may not be able to successfully fund future activities of new businesses on acceptable terms;
o	We may enter into management agreements with a limited number of companies, or with companies that are concentrated in certain industries or geographic regions, which could negatively affect our performance to the extent those concentrated holdings perform poorly;
o	Our accounting is complex, and if it is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price;
o	We and our managed companies are dependent upon our key personnel for our future success, particularly David Cote and Tom Knott;
o	Conflicts of interest with our directors, executive officers or other employees could damage our reputation and negatively impact our business;

●	Risks related to the business of CompoSecure, each of which could materially adversely affect GPGI Holdings’ financial condition and results of operations and impact the management fee payable to us by GPGI Holdings, including:

o	Failure to retain existing customers or identify and attract new customers could adversely affect the business, financial condition and results of operations of the CompoSecure business.
o	The future growth of the CompoSecure business may depend upon its ability to develop and commercialize new products, and the CompoSecure business may be unable to introduce new products and services in a timely manner.
o	A disruption in the operations or supply chain of the CompoSecure business or the performance of its suppliers and/or development partners could adversely affect the business and financial results of the CompoSecure business.
o	Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and the CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance.
o	Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the business, prospects or operations of the CompoSecure business.
o	Production quality and manufacturing process disruptions could adversely affect the CompoSecure business.

●	Risks related to the business of Husky, each of which could materially adversely affect Husky Holdings’ financial condition and results of operations and impact the management fee payable to us by Husky Holdings, including:

o	The results of operations of the Husky business are reliant on unpredictable customer purchasing trends.
o	Growth in emerging markets may impact the sales of the Husky business.
o	There is no certainty that the Husky business will be able to manage fluctuations in raw materials.
o	Failure of suppliers to deliver in a timely and cost-effective manner would adversely impact its operations.
o	The significant international operations of the Husky business subject it to risks inherent in doing business in foreign jurisdictions.

o	New or increased taxes or other governmental regulations targeted to decrease the consumption of certain type of beverages may adversely affect the Husky business.

Risks Related to Our Business

Our results of operations and financial condition are substantially dependent on the two businesses we manage, CompoSecure and Husky.

In connection with the Spin-Off, we entered into the CompoSecure Management Agreement, and in 2026, we entered into the Husky Management Agreement. Although our business strategy is to enter into management agreements with other companies, no assurance can be given that we will be successful. As a result, for so long as our only management agreements are the CompoSecure Management Agreement and the Husky Management Agreement, our revenues will be dependent on the management fees and other payments we receive from our two managed companies, GPGI Holdings and Husky Holdings. These fees are based on the quarterly performance of the CompoSecure and Husky businesses, and accordingly, our business is subject to the business risks of CompoSecure and Husky, and may be significantly adversely affected if either business performs poorly or does not perform as expected. The businesses of CompoSecure and Husky, which are operated through subsidiaries of GPGI Holdings, are subject to risks that include, among other things: failure to retain existing customers or identify and attract new customers; that future growth of the CompoSecure business depends upon it ability to develop and commercialize new products, and that the CompoSecure business may be unable to introduce new products and services in a timely manner; that a disruption in the operations or supply chain of the CompoSecure business or the performance of its suppliers and/or development partners could adversely affect the business and financial results of the CompoSecure business; that security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and that the CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance; that regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the business, prospects or operations of the CompoSecure business; that production quality and manufacturing process disruptions could adversely affect the CompoSecure business; that the results of operations of the Husky business are reliant on unpredictable customer purchasing trends; that growth in emerging markets may impact the sales of the Husky business; that there is no certainty that the Husky business will be able to manage fluctuations in raw materials; that failure of suppliers to deliver in a timely and cost-effective manner would adversely impact its operations; that the significant international operations of the Husky business subject it to risks inherent in doing business in foreign jurisdictions; and that new or increased taxes or other governmental regulations targeted to decrease the consumption of certain type of beverages may adversely affect the Husky business. Many of these factors may be beyond our control. If the CompoSecure and/or Husky businesses experience these or other events, their respective business could be materially and adversely affected and the management fees to which we are entitled could be lower than we expect. See “Risks Related to the Business of CompoSecure” and “Risks Related to the Business of Husky” elsewhere in this Risk Factors section.

Additionally, for so long as our managed companies consist solely or primarily of GPGI Holdings and Husky Holdings, our growth prospects will be substantially dependent on our ability to effectively manage and expand the businesses owned by these entities, including by successfully identifying, negotiating, completing and integrating strategic acquisitions. Our ability to expand their businesses is subject to a number of risks, including the inability to identify satisfactory strategic acquisition targets, difficulties in successfully integrating acquired operations and businesses, loss of key personnel, diversion of management resources, financial risks including unanticipated liabilities and incremental compliance costs due to the acquisition of businesses subject to heavy regulation and risks associated with achieving cost synergies. If we are unable to expand the businesses, or such attempts are more costly or less successful than anticipated, our financial condition and results of operations could be adversely impacted.

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

We expect to structure the management fee payable to us pursuant to any future management agreement to be based on the managed company’s respective financial results. We intend to select managed companies for management on the basis of anticipated future performance, considering such companies’ past results of operations and financial condition, macroeconomic conditions and other factors that our board of directors (our “Board”) deems advisable from time to time. However, our estimates of such fees will be based on the past results of operations of such managed companies and will require certain assumptions about their future performance, which may not be accurate. No assurance can be given that our estimates of future management fees to which we will be entitled will be correct during any particular period. The overall performance and financial results of other managed companies in the future, if any, may depend on factors beyond our control and may be subject to risks that differ from those that impact the business of CompoSecure and/or Husky.

The management fees payable to us by our managed companies may impact our management priorities or cause us to select riskier managed company businesses to increase our compensation.

The CompoSecure Management Agreement and Husky Management Agreement provide, and we expect that any management agreements we enter into with additional managed companies in the future will provide, for a management fee based on profitability metrics defined in each such management agreement, and these fees may impact our management priorities or cause us to select riskier managed company businesses. Certain of these measures may not be calculated in accordance with generally accepted accounting principles and may exclude the impact of certain costs, expenses and charges such as non-cash equity compensation expenses, depreciation and amortization, unrealized gains, losses or other non-cash items recorded in net income (loss) and non-recurring events, among others. For example, pursuant to the CompoSecure Management Agreement and the Husky Management Agreement, we will earn a quarterly management fee (without duplication) based on GPGI Holdings’ and Husky Holdings’ last 12 months’ Adjusted EBITDA, measured for the period ending on the fiscal quarter then ended as calculated in accordance with the CompoSecure Management Agreement and the Husky Management Agreement, respectively. See “Item 1. Business”.

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

While we generally intend to seek attractive returns primarily through the long-term management of the businesses of GPGI Holdings, Husky Holdings and of additional managed companies that we may identify from time to time, we may pursue additional business strategies and may modify or depart from our initial business strategy, process and techniques, in light of changing market conditions or other factors as we determine appropriate. For example, as our management agreements and the related obligations to provide management services will not create a mutually exclusive relationship between us, on the one hand, and any of our managed companies, including each of GPGI Holdings and Husky Holdings, on the other, we may decide to focus our efforts on the management of the business of one or more of our managed companies including GPGI Holdings or Husky Holdings, a small number of managed companies, or we may pursue additional management agreements with additional managed companies in varied business sectors and/or geographic regions that provide for short- or long-term management of all or less than all of a managed company’s business. Additionally, any projections/estimates regarding the number, size or type of companies that we may manage, the manner in which we may manage such companies, or the fee arrangements that we may enter into with such companies (or similar estimates) are estimates based only on our intent as of the date of such statements and are subject to change due to market conditions and/or other factors.

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

The termination of the CompoSecure Management Agreement, the Husky Management Agreement or the management agreements that we may enter into with other companies from time to time, or the reduction of the management fees payable to us thereunder, would materially and adversely affect us.

Each of the CompoSecure Management Agreement and the Husky Management Agreement initially have a term of 10 years, following which each will be subject to automatic renewal for successive 10-year periods. We, on the one hand, and GPGI Holdings or Husky Holdings, on the other, will each have the right to terminate the respective management agreement upon the occurrence of certain events, including certain events in connection with which GPGI Holdings or Husky Holdings, as applicable, will have the right to terminate the respective management agreement without paying to us any termination fees. Additionally, following the initial term of the respective management agreement, the management fees payable to us thereunder could be reduced, including upon an election by us not to receive our management fee for a given quarterly period. Furthermore, the management agreements that we may enter into with other companies from time to time may contain termination and renewal provisions, and those provisions may or not be similar to the termination and renewal provisions contained in the CompoSecure Management Agreement or the Husky Management Agreement. The termination of any management agreement, including the CompoSecure Management Agreement or the Husky Management Agreement, or the reduction of fees payable to us thereunder, would each have a material adverse impact on our financial condition and results of operations.

Our managed companies, including GPGI Holdings and Husky Holdings, may not be able to successfully fund future activities of new businesses on acceptable terms.

In order for our managed companies to undertake certain future business activities, including future strategic acquisitions, we expect that our managed companies, including GPGI Holdings and Husky Holdings, will need to raise capital primarily through the sale of additional shares of equity securities (including, in the case of GPGI Holdings, by GPGI) or through the incurrence of debt. The timing and size of such funding cannot be readily predicted, and our managed companies may need to obtain funding on short notice in order for them and for us to fully benefit from attractive opportunities. Such funding may not be available on terms favorable or acceptable to us or at all, which could limit our managed companies’ ability to undertake these business activities, and which in turn could materially adversely impact our ability to successfully pursue our strategy of growth.

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

Our accounting is complex, and if it is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to apply many complex requirements and standards, some of which require significant judgment. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors cause our accounting to become complex, including our management of the businesses of GPGI Holdings and Husky Holdings. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, or if we are required to make changes in the presentation of our financial statements due to the foregoing factors or otherwise, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims.

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

We are dependent on our key management members to carry out our business strategies, including the management of our managed companies from time to time, and the execution of our business strategy described in the section titled “Item 1. Business.” Our future success depends to a significant extent on the continued service and coordination of our personnel, including our senior management team, particularly David Cote, our Executive Chairman, and Tom Knott, our Chief Executive Officer. The extent and nature of the experience of Mr. Cote, Mr. Knott and our other personnel and the nature of the relationships they have with external contacts, although not guarantees of positive results, are critical to the success of our business. Our personnel have significant management experience, and we cannot assure stockholders of their continued employment with us. The unplanned departure of any of our personnel could have a material adverse effect on our ability to implement our business strategy and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, competition for experienced management personnel could require us to pay higher compensation and provide additional benefits to retain or attract qualified personnel, which could result in higher compensation expenses for us. Additionally, our management members’ other commitments may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. See “Risks Related to Our Business - Conflicts of interest with our directors, executive officers or other employees could damage our reputation and negatively impact our business.”

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

Potential conflicts of interest with our directors, executive officers or other employees. Our directors, executive officers and other employees, including Mr. Cote and Mr. Knott, may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Additionally, some of our directors, executive officers or other employees are or will be directors, executive officers, employees or direct or indirect holders of interests in CompoSecure and/or our managed companies. In addition, our directors, executive officers and other employees are not expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our managed companies. Our management agreements and the related obligations to provide management services will not create a mutually exclusive relationship between us, on the one hand, and our managed companies, including GPGI Holdings and Husky Holdings, on the other. As a result, our directors, executive officers and other employees may have duties to these other entities, which duties could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. One or more committees of our Board, excluding any directors who may have an interest or involvement, will review and address, as appropriate, certain actual or perceived conflicts of interest involving, among others, our executive officers or directors, and our related person transactions policy requires the review by one or more committees of our Board, excluding any directors who may have an interest or involvement, of certain transactions involving us and our directors, executive officers, 5% or greater stockholders and other related persons as defined under the policy. Nevertheless, potential or perceived conflicts could lead to investor dissatisfaction, harm our reputation or result in litigation or regulatory enforcement actions.

Interest of our directors, executive officers or other employees in our managed companies. Certain of our directors, executive officers and other employees, or their respective affiliates, directly or indirectly, currently hold and may in the future hold interests in GPGI and our managed companies, in each case that differ from your interests in such companies. While we believe that these interests help align the interests of our directors, executive officers and other employees with those of our managed companies’

investors and provide a strong incentive to enhance the performance of our managed companies, these arrangements could also give rise to conflicts of interest. For example, pursuant to the CompoSecure Management Agreement and the Husky Management Agreement, we have the ability to waive or defer any fees payable to us by GPGI Holdings and Husky Holdings, respectively, and we expect to negotiate additional management agreements such that we will have the ability to waive or defer fees payable from time to time from additional managed companies under their respective management agreements, and the interests of our directors, executive officers and other employees (or their respective affiliates) in such managed companies could influence our decisions whether to waive or defer any such fees. Additionally, our directors, executive officers and other employees may from time to time receive a portion of their compensation from our managed companies, which may influence the manner in which we manage such companies. Additionally, some of our directors, executive officers or other employees (or their respective affiliates) may also have or make personal investments in entities that are not affiliated with us that may compete for the same management opportunities, which likewise could give rise to potential conflicts of interest.

RISKS RELATED TO THE BUSINESS OF COMPOSECURE

Failure to retain existing customers or identify and attract new customers could adversely affect the business, financial condition and results of operations of the CompoSecure business.

The two largest customers of the CompoSecure business are JPMorgan Chase and American Express. Together, these customers represented approximately 55% and 62% of the net sales of the CompoSecure business for the years ended December 31, 2025 and 2024, respectively. The ability of the CompoSecure business to meet customers’ high-quality standards in a timely manner is critical to its business success. If the CompoSecure business is unable to provide its products and services at high quality and in a timely manner, its customer relationships may be adversely affected, which could result in the loss of customers.

The ability of the CompoSecure business to maintain relationships with customers or attract new customers may be affected by several factors beyond its control, including more attractive product offerings from competitors, widespread industry disruptions (such as adverse crypto market disruptions where failures, cybersecurity incidents, fraud or regulatory actions involving other digital asset companies reduce consumer confidence in digital assets generally and thereby could reduce demand for the CompoSecure business’ Arculus products, adoption or enactment of new legislation or agency rules, and the outcomes of regulatory enforcement actions and other major litigation), pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions. In addition, the CompoSecure business may also be limited in the products it can offer and the pricing it can receive for such products due to restrictions present in certain of its customer contracts, which may negatively impact its ability to retain existing customers or attract new customers. If the CompoSecure business experiences difficulty retaining customers and attracting new customers, its business, financial condition and results of operations may be materially and adversely affected.

Commercializing new products can be a lengthy and complex process. If the CompoSecure business is unable to introduce new products and services in a timely manner, its business could be materially adversely affected.

The markets for the products and services of the CompoSecure business are subject to technological changes, frequent introductions of new products and services and evolving industry standards. The process for developing innovative or technologically enhanced products can deplete time, money and resources, and requires the ability to accurately forecast technological, market and industry trends. For example, the CompoSecure business has historically focused on the payment card industry, but it is a new entrant into the digital assets industry. In order to achieve successful technical execution of new products, the CompoSecure business may need to undertake time-consuming and expensive research and development activities, which could negatively impact the servicing of its existing customers. The CompoSecure business may also experience difficult market conditions, such as the recent widespread disruptions in the digital asset industry, that could delay or prevent the successful research and development, marketing launches and consumer deployment of such newly designed products, whereby the CompoSecure business could incur significant additional cost and expense. If the products and solutions derived from the CompoSecure business’ Arculus platform fail to gain market acceptance, the ability of the CompoSecure business to achieve future growth could be significantly impaired. In addition, competitors may develop and commercialize competing products faster and more efficiently than the CompoSecure business is able to do so, which could further negatively impact its business.

The product and service offerings of the CompoSecure business could be rendered obsolete if it is unable to develop and introduce innovative products in a cost-effective and timely manner. Other developing or unforeseen technology solutions and products could render the CompoSecure business’ existing products unpopular, irrelevant or obsolete altogether.

The ability of the CompoSecure business to develop and deliver new products and services successfully will depend on various factors, including its ability to: effectively identify and capitalize upon opportunities in new and emerging product markets; invest resources in innovation and research and development; develop and implement new processes for the manufacture or offer of new products or services; complete and introduce new products and integrated services solutions in a timely manner; license any required third-party technology or intellectual property rights; qualify for and obtain required industry certification for its products; and retain and hire talent experienced in developing new products and services. The business and growth of the CompoSecure business also depend in part on the success of its strategic relationships with third parties, including technology partners or other technology companies whose products are integrated with its products. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and its integrations in particular, or errors or defects in their technologies or products, could adversely affect the relationships of the CompoSecure business with its customers, damage its brand and reputation, and could adversely affect its business, financial condition and results of operations.

Disruptions at the CompoSecure business’ primary production facility may adversely affect the business, results of operations and/or financial condition of the CompoSecure business.

A substantial portion of the CompoSecure business’ manufacturing capacity is located at its primary production facility. Any serious disruption at such facility could impair the ability of the CompoSecure business to manufacture enough products to meet customer demand, and could increase its costs and expenses and adversely affect its revenues. Its other facilities may not have the requisite equipment or sufficient capacity, may have higher costs and expenses, or may experience significant delays to adequately increase production to satisfactorily meet its customers’ expectations or requirements. Long-term production disruptions may cause its customers to modify their payment card programs to use plastic cards or to seek an alternative supply of metal cards. Any such production disruptions could adversely impact the business, financial condition and results of operations of the CompoSecure business.

A disruption in the operations or supply chain of the CompoSecure business or the performance of its suppliers, liquidity partners and/or development partners could adversely affect the business and financial results of the CompoSecure business.

As a company engaged in manufacturing and distribution, the CompoSecure business is subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well as other external factors over which the CompoSecure business has no control. Some of the key components used in the manufacture of its products are metals, NFC-enabled chips and EMV chips, which the CompoSecure business sources from several key suppliers. The CompoSecure business obtains its components from multiple suppliers located in the United States and abroad, on a purchase order basis. Changes in the financial or business condition of its suppliers and/or development partners could subject the CompoSecure business to losses or adversely affect its ability to bring products to market. Additionally, the failure of its suppliers and/or development partners to comply with applicable standards, perform as expected, and deliver goods and services in a timely manner in sufficient quantities could adversely affect the CompoSecure business’ customer service levels and overall business. Any increases in the costs of goods and services for the CompoSecure business may also adversely affect its profit margins particularly if it is unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Additionally, the CompoSecure business partners with third-party providers to offer certain Arculus-related services to its customers, including functionality that depends on third-party service providers, such as transaction execution platforms, liquidity providers and on/off ramps. If any of these third parties experiences operational interference or disruptions, fails to perform its obligations and meet the expectations of the CompoSecure business, experiences a cybersecurity incident, becomes insolvent, fails to comply with applicable regulatory and/or licensing requirements which may evolve over time, is subject to regulatory enforcement proceedings concerning their operations or terminates their services, the CompoSecure business could be forced to restrict or discontinue certain Arculus features, including support for certain purchase and swap transactions. This could disrupt the operations of the Arculus solutions, harm its users and materially and adversely affect the CompoSecure business.

Furthermore, to the extent the customers of the CompoSecure business interact with third-party custodians, exchanges or other partners to purchase, swap or hold digital assets, they may face additional risks. The legal treatment of custodied digital assets in the event of a third-party partner’s insolvency or bankruptcy is uncertain. Courts have not yet definitively determined whether such assets would be considered part of the custodian’s bankruptcy estate. As a result, in the event of a third-party partner’s failure, customers could face delayed or lost access to their digital assets, and the CompoSecure business could face reputational harm, regulatory scrutiny and potential claims, even if it does not custody these digital assets itself.

The future growth of the CompoSecure business may depend upon its ability to develop and introduce new products.

Security markets, including the market for authentication solutions, are rapidly evolving to address increasing and challenging cyber threats, including identity theft, and the CompoSecure business’ Arculus Authenticate solutions may not achieve widespread market acceptance. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks.

Cybersecurity markets are experiencing significant and fast-paced technological change, evolving industry standards and customer needs. Arculus Authenticate solutions represent an innovative approach to identity protection, and may not achieve widespread market acceptance. Other methods, technologies, products or services may offer similar or better authentication solutions than the CompoSecure business’ hardware authentication solutions. If the CompoSecure business is unable to adapt to such changes, its ability to compete effectively may be adversely impacted, which could have a negative effect on the business, financial condition or results of operations of the CompoSecure business. In addition, there is a risk that the Arculus Authenticate solutions may not provide protection against all or a sufficient amount of the ever-changing security vulnerabilities, exploits or cyber attacks. Internal and external factors, including possible defects in the CompoSecure business’ products, or system failures in services provided by third parties for use with Arculus Authenticate solutions, could cause the CompoSecure business’ products and/or services to become vulnerable to security attacks which could result in the loss of identity protection for businesses and consumers. There is, therefore, a risk that the hardware authentication products of the CompoSecure business could become ineffective against evolving cybersecurity threats. Any such developments, real or perceived, may have a negative impact on the reputation of the CompoSecure business, which could have a negative effect upon its business, financial condition or results of operations.

Digital asset storage systems, such as the CompoSecure business’ Arculus Cold Storage Wallet, are subject to potential illegal misuse, risks related to a loss of funds due to theft of digital assets, security and cybersecurity risks, system failures and other operational issues, which could cause damage to the reputation and brand of the CompoSecure business.

Digital assets have the potential to be used for financial crimes or other illegal activities. Even if the CompoSecure business complies with all laws and regulations, it has no ability to ensure that its customers, partners or others to whom it licenses or sells its products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity the CompoSecure business receives regarding any allegations of unlawful uses of the Arculus Cold Storage Wallet could damage the reputation of the CompoSecure business and such damage could be material and adverse, including to aspects of its business that are unrelated to the Arculus platform. More generally, any negative publicity regarding unlawful uses of digital assets in the marketplace could materially reduce the demand for the CompoSecure business’ products and solutions derived from the Arculus platform.

The Arculus Cold Storage Wallet uses an architecture where the private keys needed to access digital assets are stored outside of the Internet. Through the use of the Arculus Cold Storage Wallet, the CompoSecure business’ three-factor authentication technology may be able to increase the safety of users’ assets during storage, as compared to storing such digital assets in a hot storage wallet, which is constantly connected to the internet. Further, digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the public network. There is no guarantee that these security measures or any that the CompoSecure business may develop in the future will be effective. Notwithstanding the increased security of the Arculus Cold Storage Wallet as compared to a hot storage wallet system, any loss of private keys, or hack or other compromise or failure of, the Arculus Cold Storage Wallet and its security features could materially and adversely affect the ability of the CompoSecure business’ customers to access or sell their digital assets and could cause significant reputational harm to the CompoSecure business’ Arculus Cold Storage Wallet business, which could have a material adverse effect on the business, financial condition and results of operations of the CompoSecure business.

Regulatory changes or actions may restrict the use of the Arculus Cold Storage Wallet or digital assets in a manner that adversely affects the business, prospects or operations of the CompoSecure business.

Regulatory uncertainty surrounds the digital asset environment, and the regulatory classification of such digital assets.

As digital assets have grown in both popularity and market size, the regulatory approach by governments worldwide has varied significantly, with some deeming them illegal and others permitting their use and trade under specified conditions. Currently, there is no uniformly applicable legal or regulatory regime governing digital assets in most jurisdictions, including in the U.S.

The occurrence of adverse market events, such as bankruptcies of prominent digital asset entities (like FTX), may increase regulatory scrutiny and may prompt new compliance requirements that could adversely affect the ability of the CompoSecure business to develop and offer digital asset-related services and products, such as the Arculus Cold Storage Wallet, or impose significant costs on the CompoSecure business.

In the U.S., the legal and regulatory landscape applicable to digital assets remains uncertain, with overlapping authority existing between and among various U.S. federal agencies, including the Commodity Futures Trading Commission (the “CFTC”) and the U.S. Securities and Exchange Commission (the “SEC”). This regulatory overlap contributes to ongoing legal and regulatory ambiguity, particularly concerning whether and, if so, when certain transactions in digital assets constitute transactions in securities.

U.S. regulators, courts and lawmakers alike are grappling with these questions, and the legal landscape remains uncertain.

While the SEC has brought multiple enforcement actions against digital asset projects, including trading platforms that the SEC believes were operating, among other things, as unregistered exchanges, thus far, such cases have not resolved the legal uncertainty in the U.S. concerning digital assets, including questions concerning the very application of the U.S. federal securities laws to digital assets and digital asset-related activities, including in the secondary trading market. Several of such recent enforcement actions are court cases that remain ongoing and, to the extent that courts have rendered opinions, those opinions, and the reasoning in support of them, have not necessarily been consistent with one another.

While actions taken by President Trump following his January 2025 inauguration have appeared to signal the beginning of a much more favorable U.S. governmental approach to digital assets, legal and regulatory uncertainty remains, including concerning the regulatory characterization and treatment of various digital asset-related products, services, platforms, markets and activities, including decentralized finance (“DeFi”) and decentralized autonomous organizations (“DAOs”), all of which have drawn attention of regulators and private plaintiffs in recent years.

Laws and regulations regarding digital asset management, if enacted and found to be applicable to the CompoSecure business, may require it to modify its products and services and could adversely affect its business.

In addition to the U.S. regulatory questions before the courts, multiple Congressional digital asset-related bills have been published, including some with a focus on digital asset market structure. While multiple bills describe joint oversight by the SEC and CFTC over the digital assets markets and focus on market structure, at this time, it is unclear whether any of these bills ultimately will become law. Even if any such bill becomes law, its implementation may will require significant follow-on rulemaking by U.S. federal agencies. In addition, such laws may be inconsistent with, may conflict with or may be less favorable to the digital asset industry and to the Arculus Cold Storage Wallet and Arculus solutions than the guidance currently or previously announced by such U.S. federal regulators.

In addition, following passage of any such digital asset related laws, such laws may be amended, repealed or even replaced by future laws. For instance, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), the first comprehensive, U.S. federal law concerning permitted payment stablecoins, was signed into law in July 2025. The GENIUS Act directs certain U.S. federal regulators, including banking regulators, to promulgate implementing rules and regulations; however, no such final rules or regulations have yet been adopted. In addition, current negotiation by Congress of digital asset market structure legislation includes calls by some U.S. federal lawmakers to revisit or modify terms of the GENIUS Act, including concerning whether yield may be paid on stablecoins. As such, the full legal landscape applicable to stablecoins remains uncertain.

Furthermore, to the extent that the Arculus Cold Storage Wallet or any other Arculus solution supports any stablecoins, the customers of the CompoSecure business may be exposed to risks specific to such digital assets. These include the risk that a stablecoin issuer fails to maintain sufficient reserve assets to back the stablecoin, or that failures by banks or other counterparties holding those reserves could cause the stablecoin to lose its value or “de-peg” from its reference asset, exposing users to losses. As described above, the regulatory landscape for stablecoins is evolving rapidly, which could impose significant new compliance costs on the

CompoSecure business and its partners. Additionally, if a stablecoin supported by any of the Arculus solutions is alleged to be used for illicit activity, the CompoSecure business could suffer reputational harm.

Following the election of President Trump, the SEC and the CFTC have published guidance, including in the form of certain no-action relief, concerning the application of U.S. federal laws governing commodities and securities to digital assets. In the absence of a comprehensive U.S. federal law governing digital assets market structure, however, such agency guidance and any forthcoming rules and regulations could be subject to litigation, including potential allegations that such agencies exceeded their statutory authority when issuing or promulgating such guidance.

Moreover, given recent geopolitical conflict and instability, certain U.S. legislators and regulators have signaled heightened concerns about national security and the importance of “know your customer” (“KYC”), anti-money laundering (“AML”), counter financing of terrorism (“CFT”) and sanctions checks and compliance, including concerns about potential use by certain terrorist groups of digital assets to fund their operations or evade U.S. sanctions. In addition to the introduction of potential digital asset-focused legislation in Congress aimed at addressing such concerns, regulators have focused on enforcement. In 2022 and 2023, Office of Foreign Asset Control (“OFAC”) sanctioned digital assets market participants alleged to have supported sanctioned countries and/or terrorist operations, and, in 2023, the U.S. Treasury’s FinCEN, pursuant to seldom-used powers granted to it under Section 311 of the USA PATRIOT Act, designated an entire class of transactions, namely transactions associated with digital asset mixers, as being of primary money laundering concern. At present, as a result of litigation concerning the virtual currency mixer known as Tornado Cash, uncertainty exists concerning the ability of OFAC to impose sanctions in the digital asset space.

In addition, the U.S. Treasury, the Internal Revenue Service (the “IRS”) and other agencies also continue to consider and propose new rules and guidance applicable to digital assets, such as regulations on tax information reporting and withholding obligations, potential implementation of a global standard to improve tax compliance and IRS access to information concerning U.S. taxpayers’ digital asset-related transactions outside of the U.S. Complying with these and other new reporting rules may require substantial investment in new compliance processes and systems, and any failure to comply could expose the CompoSecure business or its partners to potential taxes and penalties.

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

In sum, the U.S. federal regulators and courts, and various U.S. state and non-U.S. regulators, are still developing their frameworks for regulating digital assets. If the CompoSecure business is found to have supported purchase and swap transactions in the Arculus Cold Storage Wallet for digital assets which subsequently are determined to be securities, it is possible that the CompoSecure business could be viewed as inadvertently acting as an unlicensed broker-dealer which could subject the CompoSecure business to, among other things, regulatory enforcement actions, censure, monetary fines, restrictions on the conduct of its Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. The failure of the CompoSecure business to comply with applicable laws or regulations, or the costs associated with defending any action alleging its noncompliance with applicable laws or regulations, could materially and adversely affect the CompoSecure business and its results of operations.

Further, a particular digital asset’s status as a “security” or other regulatory investment or the treatment of digital currency for tax purposes, in any relevant jurisdiction is subject to a high degree of uncertainty and potential inconsistency across regulatory regimes, and if the CompoSecure business is unable to properly characterize a digital asset or assess its tax treatment, the CompoSecure business may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect the business, operating results, and financial condition of the CompoSecure business.

In order to determine whether a particular digital asset is a security (or whether transactions in such digital assets would constitute an offer or sale of a security), prior to supporting purchase and swap transactions on the Arculus Cold Storage Wallet in such digital asset, the CompoSecure business relies upon legal and regulatory analysis of legal counsel with expertise in the digital asset industry. While the methodology that the CompoSecure business has used, and expects to continue to use, to determine if purchase and swap transactions in a digital asset will be supported in the Arculus Cold Storage Wallet is ultimately a risk-based assessment, it does not preclude legal or regulatory action based on the presence of a security, including actions by state authorities or private plaintiffs. At present, certain high-profile securities class actions remain before courts in the U.S. While, in the absence of fraud or crime, the SEC’s stance under the current Presidential administration appears to have shifted away from digital asset-related enforcement efforts, and key SEC Staff have attempted to clarify certain circumstances under which they believe that transactions in digital assets would not constitute transactions in securities, the case law precedent in the U.S. is not necessarily favorable to digital asset market participants or consistent with such changed SEC views. As such, risks remain that courts in the U.S. may rule in ways that are not consistent with, or that may conflict with, current SEC views concerning regulations of digital assets.

Because the Arculus Cold Storage Wallet may facilitate purchase and swap transactions in digital assets that could be classified as transactions in “securities,” the CompoSecure business may be subject to additional risk because such digital assets are subject to heightened scrutiny, including under customer protection, anti-money laundering, counter terrorism financing and sanctions regulations. To the extent the Arculus Cold Storage Wallet supports purchase and swap transactions in any digital assets that are deemed to be securities under any of the laws of the U.S. or another jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences. To counter such risks, the CompoSecure business may have to remove Arculus Cold Storage Wallet support for purchase and swap transactions in certain digital assets if and when such digital assets are designated as securities, which could hurt sales of its Arculus products and services. Alternatively, the CompoSecure business may be required to partner with third-party registered securities broker/dealers to facilitate securities trading by Arculus customers, and the CompoSecure business may be unsuccessful in efforts to establish such a partnership.

In addition, the CompoSecure business does not currently intend to effect or otherwise facilitate trading in securities by its Arculus customers through the use of its Arculus Cold Storage Wallet if such activities would require the use of a registered broker-dealer or investment adviser. Despite implementing policies and procedures to monitor compliance with relevant laws, with a goal of ensuring that its Arculus activities do not result in the CompoSecure business inadvertently acting as an unregistered broker-dealer or investment advisor, the CompoSecure business cannot assure that these measures will be completely effective. Should regulators challenge the stance of the CompoSecure business regarding its non-obligations under various securities regulations, this could have a material and adverse impact on the operations of the CompoSecure business. If the CompoSecure business is found by relevant regulatory agencies to have inadvertently acted as an unregistered broker-dealer with respect to purchase and swap transactions in particular digital assets, the CompoSecure business would expect to immediately cease supporting purchase and swap transactions in those digital assets unless and until either the digital asset at issue is determined by the SEC or a judicial ruling to not be a security, or the CompoSecure business partners with a third-party registered broker-dealer or investment adviser, acquires a registered broker-dealer or investment adviser or registers as a securities broker-dealer or investment adviser, any of which the CompoSecure business may elect not to do or may not be successful in doing. For any period of time during which the CompoSecure business is found to have inadvertently acted as an unregistered broker-dealer or investment adviser, the CompoSecure business could be subject to, among other things, regulatory enforcement actions, monetary fines, censure, restrictions on the conduct of its Arculus activities and/or rescission/damages claims by customers who use the Arculus Cold Storage Wallet. The failure of the CompoSecure business to comply with applicable laws or regulations, or the costs associated with defending any action alleging the CompoSecure business’ noncompliance with applicable laws or regulations, could materially and adversely affect the CompoSecure business and its results of operations.

The CompoSecure business believes the storage and peer-to-peer/send & receive functionality provided by the Arculus Cold Storage Wallet does not involve any purchase, sale or other transaction effected by the CompoSecure business (or any party other than the sender and the recipient). Further, the CompoSecure business is not compensated for such user-directed activities. However, regulators may determine that user-directed peer-to-peer transfers using the Arculus Cold Storage Wallet, or other Arculus-related activities would require registration and compliance with broker-dealer and/or securities exchange regulations.

Regulatory risks of operating as an unregistered exchange or as part of an unregistered exchange mechanism.

Any venue that brings together purchasers and sellers of digital assets that are characterized as securities in the United States is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or ATS). To the extent that any venue accessed via the Arculus Cold Storage Wallet is not so registered (or appropriately exempt), the CompoSecure business may be unable to permit continued support for purchase and swap transactions for digital assets that become subject to characterization as securities and due to operation of an unregistered exchange or as part of an unregistered exchange mechanism, the CompoSecure business could be subject to significant monetary penalties, censure or other actions that may have a material and adverse effect on the CompoSecure business. While the CompoSecure business does not believe that the Arculus Cold Storage Wallet, which facilitates purchase and swap transactions in certain digital assets, is itself a securities exchange or ATS or is part of an unregistered exchange mechanism, regulators may determine that this is the case, and the CompoSecure business would then be required to register as a securities exchange or qualify and register as an ATS, either of which could cause the CompoSecure business to discontinue its purchase and swap support for such digital assets or otherwise limit or modify Arculus Cold Storage Wallet functionality or access.

Production quality and manufacturing process disruptions could adversely affect the CompoSecure business.

The products and technological processes of the CompoSecure business are highly complex, require specialized equipment to manufacture and are subject to strict tolerances and requirements. The CompoSecure business has experienced in the past, and may experience in the future, production disruptions due to machinery or technology failures, or as a result of external factors such as delays or quality control issues regarding materials provided by its suppliers. Utilities interruption or other factors beyond the control of the CompoSecure business like natural disasters may also cause production disruptions. Such disruptions can reduce product yields and product quality, or interrupt or halt production altogether. Any such event could adversely affect the business, financial condition and results of operations of the CompoSecure business.

The failure of the CompoSecure business to operate in compliance with the security standards of the payment card industry or other industry standards applicable to its customers, such as payment networks certification standards, could adversely affect the CompoSecure business.

Many customers of the CompoSecure business issue their cards on the payment networks that are subject to the security standards of the payment card industry or other standards and criteria relating to product specifications and supplier facility physical and logical security that the CompoSecure business must satisfy in order to be eligible to supply products and services to such customers. The contractual arrangements of the CompoSecure business with its customers may be terminated if it fails to comply with these standards and criteria.

The CompoSecure business make significant investments in its facilities in order to meet these industry standards, including investments required to satisfy changes adopted from time to time in industry standards. The CompoSecure business may become ineligible to provide products and services to its customers if it is unable to continue to meet these standards. Many of the products and services of the CompoSecure business are subject to certification with one or more of the payment networks. The CompoSecure business may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the payment networks if it were to lose its certification from one or more of the payment networks or payment card industry certification for one or more of its facilities. If the CompoSecure business is not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such payment networks, it could lose a substantial number of its customers, which could have a material adverse effect on the business, financial condition and results of operations of the CompoSecure business.

Product liability and warranty claims and their associated costs may adversely affect the CompoSecure business.

The nature of the CompoSecure business’ products is highly complex. As a result, the CompoSecure business cannot guarantee that defects will not occur from time to time. The CompoSecure business may incur extensive costs as a result of these defects and any resulting claims. For example, product recalls, writing down defective inventory, replacing defective items, lost sales or profits, and third-party claims can all give rise to costs incurred by us. The CompoSecure business may also face liability for judgments and/or damages in connection with product liability and warranty claims. CompoSecure business’ reputation could be damaged if defective products are sold into the marketplace, which could result in further lost sales and profits. To the extent that the CompoSecure business relies on purchase orders to govern its commercial relationships with its customers, it may not have specifically negotiated the allocation of risk for product liability obligations. Instead, the CompoSecure business typically relies on warranties and limitations of liability included in its standard forms of order acceptance, invoice and other contract documents with its customers. Similarly, the CompoSecure business obtains products and services from suppliers, some of which also use purchase order documents which may include limitations on product liability obligations with respect to their products and services. As a result, the CompoSecure business may bear all or a significant portion of any product liability obligations rather than transferring this risk to its customers. The reputation of the CompoSecure business would be harmed and there could be a material adverse effect on the business, financial condition and results of operations of the CompoSecure business if any of these risks materialize.

The international sales of the CompoSecure business subject it to additional risks that can adversely affect its business, operating results and financial condition.

During each of 2025 and 2024, the CompoSecure business derived 14% and 18% of its revenue from sales to customers located outside the U.S. To the extent the business is unable to engage with non-U.S. customers effectively, it may be unable to grow sales with international customers.

The international operations of the CompoSecure business subject it to a variety of risks and challenges, including:

●	fluctuations in currency exchange rates may impact the affordability of our products;
●	general economic and geopolitical conditions, including wars, in each country or region;
●	compliance with U.S. and foreign laws and regulations imposed by other countries on foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on its ability to sell its products in certain foreign markets, and the risks and costs of non-compliance.

Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where the CompoSecure business does business. Any of these risks could adversely affect the international sales of the CompoSecure business, reduce its international revenues or increase its operating costs, adversely affecting the business, financial condition and operating results of the CompoSecure business.

The CompoSecure business relies on licensing arrangements in production and other fields, and actions taken by any of its licensing partners could have a material adverse effect on the CompoSecure business.

Some products of the CompoSecure business integrate third-party technologies that it licenses or otherwise obtains the right to use. The CompoSecure business has entered into licensing agreements that provide access to technology owned by third parties. The terms of the licensing arrangements vary. These different terms could have a negative impact on the performance of the CompoSecure business to the extent new or existing licensees demand a greater proportion of royalty revenues under the licensing arrangements of the CompoSecure business. Additionally, such third parties may not continue to renew their licenses with the CompoSecure business on similar terms or at all, which could negatively impact its net sales. If the CompoSecure business is unable to continue to successfully renew these agreements, it may lose its access to certain technologies relied upon to develop certain of its products. The loss of access to those technologies, if not replaced with internally-developed or other licensed technology, could have a material adverse effect on the CompoSecure business and its results of operations.

RISKS RELATED TO THE BUSINESS OF HUSKY

The results of operations of the Husky business are reliant on unpredictable customer purchasing trends.

The financial results of the Husky business are impacted by customer purchasing trends and the timing of converting orders into sales, which can be unpredictable, and therefore can lead to variations in and uncertainties regarding financial results from period to period (including seasonality). Sales from individual customers may vary relative to total sales and demand for products offered by the Husky business may fluctuate in any given period based on customers’ individual needs, the type of product, and size of the order. In addition, sales are impacted by the timing of when orders are placed and the length of time required to convert these orders into recognized revenue. The conversion cycle can range from several weeks to several months. Furthermore, sales are primarily recognized upon the shipment or transfer of control of goods to customers, which may involve meeting multiple criteria after manufacturing is completed. Such factors include but are not limited to, pre-shipment written acceptance from the customer, changes in the customer’s need-by-date, and logistical timing, which is impacted by shipment terms. Revenue recognition may shift between periods based on these factors.

Growth in emerging markets may impact the sales of the Husky business.

The products produced by the Husky business are sold into emerging markets. Urbanization and a growing middle class are key growth catalysts in emerging markets, as an increase in disposable income generally leads to an increased demand for food and beverages, and essential services such as healthcare. The Husky business’ results of operations could be adversely affected if the expected growth in urbanization and the middle class in these emerging markets slows or is significantly altered.

There is no certainty that the Husky business will be able to manage fluctuations in raw materials.

The largest material purchase for the Husky business is for tooling stainless steel. Price movements in steel are largely dependent on the steel commodity price index. In addition, the Husky business is indirectly exposed to the price of steel used by its suppliers for purchased steel component parts. Historically, price fluctuations in the cost of steel have been mitigated by purchasing steel from a variety of global suppliers and through price increases of products offered by the Husky business when possible. However, there is no certainty that the Husky business will be able to manage future fluctuations in the steel price in the same manner and therefore its results of operations may be impacted.

Failure of suppliers to deliver in a timely and cost-effective manner would adversely impact the operations.

The Husky business has a global supply chain, including a network of suppliers and distribution and manufacturing facilities. Product quality and reliability are determined in part by factors that are not entirely within its control. The Husky business depends on suppliers for parts and components that meet its standards. If suppliers fail to meet these standards, the Husky business may not be able to deliver the quality products that its customers expect which may adversely affect its financial condition. The supply chain is subject to stress by increased demand and other global events that have put additional pressures on manufacturing output and freight lanes. This has resulted in and could continue to result in disruptions to the supply chain; difficulty in procuring or the inability to procure components and materials necessary for products, solutions, and services; inflationary cost increases for commodities, components, and freight services; international trade policies including with respect to tariffs; and delays in delivering, or an inability to deliver, the products, solutions and services to the customers of the Husky business on a timely basis. The Husky business continues to manage its end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally, along with revising the existing supply chain to source critical components and parts closer to its manufacturing facilities to further reduce the supply chain business risk. However, these efforts may not be successful, and further delays in the receipt of goods, or other unanticipated impacts to the supply chain, including on direct imports or goods purchased domestically, or on the customers of the Husky business, could have a more significant impact on future business (including sales), and we are continuing to monitor this evolving situation.

The Husky business is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. The Husky business could face serious consequences for violations, which could harm our business.

The Husky business is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the regions in which the Husky business conducts its operations.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

The Husky business may face exposure to adverse movements in foreign currency exchange rates.

The Husky business operates in international markets and, accordingly, the competitiveness of the Husky business and its financial results are or will be subject to foreign currency fluctuations where revenues and costs are denominated in currencies other than U.S. dollars. For example, a large percentage of the expenses of the Husky business are incurred in Canadian dollars, while a large percentage of its revenues are denominated in U.S. dollars.

Increases in the value of the Canadian dollar relative to the U.S. dollar could have a material adverse effect on the overall competitiveness of the products and services of the Husky business and, therefore, on its financial results. In addition, the equipment selling prices of the Husky business are largely denominated in U.S. dollars or Euro, and any material decline in the value of a customer’s base currency relative to the U.S. dollar or Euro may have a material adverse effect on its sales volumes and operating margins. The Husky business is also exposed to currency movements for other currencies, including the Japanese Yen and Chinese Renminbi. The Husky business competes against equipment manufacturers domiciled in various countries. These competitors benefit when the currency of their cost base depreciates against the U.S. dollar. Historically, Husky has regularly entered into foreign exchange forward contracts primarily to reduce its exposure to Canadian dollar currency rate fluctuations, which have typically been limited to a maximum of a two-year period.

The significant international operations of the Husky business subject it to risks inherent in doing business in foreign jurisdictions.

The significant international operations of the Husky business subject it to risks associated with operating in foreign jurisdictions, such as unfavorable political, regulatory, economic, labor and tax conditions. The Husky business is a global business with a significant portion of its operations and revenue outside of North America.

The international operations of the Husky business, such as its manufacturing operations and other facilities in Brazil, China, India, Luxembourg, Mexico and Russia, are subject to risks inherent in doing business in foreign countries, including, among others:

●	potential imposition of restrictions on investments;
●	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of its business operations;
●	the imposition by the U.S. government and foreign governments of trade barriers such as tariffs, quotas, preferential bidding and import restrictions;
●	preferential bidding and import restrictions;
●	potential staffing difficulties and labor disputes;
●	managing and obtaining support and distribution for local operations;
●	increased costs of transportation or shipping;
●	credit risk and financial conditions of local customers and distributors;
●	risk of nationalization of private enterprises by foreign governments;
●	potential adverse tax consequences; and
●	potential difficulties in protecting intellectual property.

The Husky business may be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added taxes, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which the Husky business operates. In addition, the Husky business may from time to time be subject to limitations on its ability to transfer funds between countries without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce revenue or profits and have a material adverse effect on the Husky business’ financial condition, results of operations and cash flows.

If the Husky business is unable to continue the technological innovation and successful introduction of new products into the market, customers may delay their orders or turn to other manufacturers.

The industry and the markets into which the Husky business sells its products experience periodic technological change and ongoing product improvements. The competitors of the Husky business may also introduce new generations of their products or the customers of the Husky business may require new technological and increased performance specifications that would require the Husky business to develop new products or adversely affect the demand for its existing products. The future growth of the Husky business depends on its ability to gauge the direction of the commercial and technological progress in all key markets, and on the ability of the Husky business to successfully develop, manufacture and market new products. Difficulties or delays in identifying viable new products, research, development or production of new products or failure to gain regulatory approval, intellectual property protection or market acceptance of new products and technologies may reduce future sales and adversely affect the competitive position of the Husky business. Additionally, the Husky business may be unable to identify, develop and market new products and technology on a timely basis that gain customer acceptance over its existing products and successfully compete with the products of its competitors, which may diminish our growth prospects, profit margins and its competitive position. While Husky has historically committed significant funds to research and development spending each year, there can be no assurance that historical spending levels will be sustained or that the products and processes developed will be commercially successful, will generate an acceptable return on investment or will be accepted by the customers of the Husky business. If the Husky business fails to keep pace with evolving technological innovations, the business, financial condition or results of operations of the Husky business could be materially adversely affected.

If the use of plastic as a packaging material declines, it could materially adversely affect the business, financial condition or results of operations of the Husky business.

The vast majority of the sales of the Husky business is realized from the sale of equipment and services to the plastic packaging market. Any reduction in the usage of plastic packaging and, in particular, Polyethylene Terephthalate (“PET”) packaging, by consumers will likely result in the reduction of the sales of equipment and services of the Husky business, which could have a material adverse effect on the business, financial condition or results of operations of the Husky business. Factors that could result in a decline in the usage of plastic packaging include:

●The perception of the recyclability and environmental impact of plastic packaging. The recyclability and environmental impact of plastic packaging, such as PET water containers, may be perceived negatively by environmental groups, customers and government regulators, primarily in markets where these products are typically disposed of instead of recycled. For example, according to The Reloop Platform, in 2018, 97% of PET containers used by consumers were returned to the deposit return system in Germany, and in 2019, 94% and 92% of PET containers used by consumers were returned to the deposit return system in Denmark and Lithuania, respectively. By contrast, in the United States, according to the National Association for PET Container Resources, only 26.6% by weight of the PET containers used by consumers were recovered in 2020, whereas the recycling rate in the United States was 45.2% for aluminum cans in the same year.

●Environmental legislation. A number of governmental authorities have enacted, or are expected to consider, legislation aimed at reducing the environmental impact of plastic packaging. These legislative efforts have been lobbied for and supported by environmental advocacy groups. These proposals and legislation have included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, requiring retailers or manufacturers to develop a recycling infrastructure and has led to increased scrutiny of the use of plastics, especially for bottled water. Legislative and other changes aimed at reducing the environmental impact of plastic packaging may result in increased costs associated with plastic packaging and/or reduced demand for such packaging.

●Environmental advocacy. Increasing environmental advocacy, via efforts to change government policy and via litigation, exert pressure on the plastics industry. With respect to government policy, environmental advocacy groups, NGOs and others have called for more stringent restrictions on plastic production and use, including through caps on plastic production, restrictions on certain categories of plastic products and, in some cases, outright bans. In parallel, environmental advocacy is increasingly pursued by private as well as government actors through strategic litigation, often aimed at challenging corporate conduct, public communications, or alleged misrepresentations relating to plastics and recycling. Each of these could increase the costs associated with plastic packaging and/or reduce the demand for such packaging.

●Scrutiny of public statements regarding plastics. There is a growing trend towards stricter scrutiny of advertising and other business communications relating to the environmental attributes, sustainability or recyclability of products, particularly plastics. This heightened scrutiny by regulators, consumer protection bodies and advocacy organizations coincides with the proliferation of environmental, social and governance (ESG) disclosure and reporting requirements worldwide, which have increased both the volume and visibility of environmental claims made by companies. The increased threat of litigation or other challenge for users of plastic packaging could result in increased costs associated with plastic packaging and/or reduce the demand for such packaging.

●Health and safety concerns. Media reports on possible health risks associated with certain plastics have prompted general consumer concerns regarding the safety of plastic packaging and containers. National and international governmental organizations responsible for consumer safety have continued to recognize the safety of PET. However, if consumer perceptions of the safety of PET shift, the usage of PET as a packaging material may decline. In addition, if any new scientific evidence suggests that PET is unsafe, or any regulatory agency issues new interpretations of existing evidence that limit or lead to prohibitions on the use of PET as packaging for tooling and aftermarket products and services, there could be a decline in the use of PET packaging. In addition, the Husky business may become subject to product liability or other lawsuits, heightened regulatory oversight or new laws, any of which may materially adversely affect our business, financial condition or results of operations.

●The relative advantages of plastic packaging compared with other materials, such as glass, metal and paper. Glass, metal and paper may be regarded as alternative materials for packaging. Although plastic packaging may have several competitive advantages over these alternative packaging materials, advances in the production process or technology of competing packaging materials, or material cost decreases in such packaging materials, may erode plastic packaging’s competitive advantages.

Any of the foregoing factors and other factors, including those unknown to the Husky business, could result in a decline in the usage of plastic packaging and the business, financial condition or results of operations of the Husky business could be materially adversely affected.

If products offered by the Husky business fail to perform or fail to meet customer requirements or expectations, the Husky business could incur significant additional costs.

The manufacture of products offered by the Husky business involves highly complex processes. The customers of the Husky business specify quality, performance and reliability standards that the Husky business is required to meet. Product quality and reliability are determined in part by factors that are not entirely within its control. For instance, the Husky business depends on its suppliers for raw materials and components that meet its standards.

The Husky business relies on the timely delivery of raw materials and components that meet its standards for the continued production and delivery of products and services, and any inability to obtain such raw materials and components could impede the ability of the Husky business to manufacture and deliver its products and services as it requires.

If the products of the Husky business do not meet its standards, it may be required to replace or rework the products or incur warranty expenses. In some cases, these products may contain undetected defects or flaws that only become evident after shipment. In the past, Husky has proactively replaced parts in the field that have experienced a high rate of failure. Any future product quality, performance or reliability problems or defects could result in significant costs associated with the repair, removal, collection or destruction of the defective product, an increase in warranty expense, the write-down or destruction of inventory, lost sales, cancellations or rescheduling of orders for these products.

The Husky business may also be the target of product liability lawsuits. If a person were to bring a product liability suit against one of the customers of the Husky business, such customer may attempt to seek contribution from the Husky business. A person may also bring a product liability claim directly against the Husky business. A successful product liability claim or series of claims against the Husky business in excess of its insurance coverage for payments, for which the Husky business is not otherwise indemnified, could have a material adverse effect on the business, financial condition or results of operations of the Husky business.

A significant product defect or product liability case could also result in adverse publicity, damage to the reputation of the Husky brand or business, and/or a loss of customer confidence.

New or increased taxes or other governmental regulations targeted to decrease the consumption of certain type of beverages may adversely affect the Husky business.

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and others sold or packaged by certain customers of the Husky business. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages, such as restrictions or bans including those that have been proposed or adopted in the past, may significantly reduce demand for sugar related beverages, which could in turn affect demand for products offered by the Husky business from certain of its current or potential customers. For example, Mexico recently implemented a tax on certain sugar sweetened beverages and members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state and local governments are also considering similar taxes, and San Francisco, California and Philadelphia, Pennsylvania have enacted such a tax. If enacted, such taxes could materially adversely affect our business and financial results. Additionally, France and the United Kingdom have introduced taxes on drinks with added sugar and artificial sweeteners that companies produce or import. The imposition of such taxes in the future may decrease the demand for certain soft drinks and beverages that the customers of the Husky business produce, which may cause its customers to respond by decreasing their purchases of products offered by the Husky business. Consumer tax legislation and future attempts to tax sugar or energy drinks by other jurisdictions could reduce the demand for products offered by the Husky business and adversely affect its profitability.

Patents may not prevent competitors from making and selling products that are similar to the products of the Husky business.

The competitors of the Husky business make and sell products similar to products offered by the Husky business. Competitors’ products may not infringe the claims of the patents of the Husky business or, even if they do, the Husky business may determine that it is not worth the time, money and risk to pursue such infringement claims against them. In general, many patents that are asserted in litigation are found to be invalid. Moreover, patents issued outside Canada or the United States may not have as broad a scope as Canadian or U.S. patents or may be more difficult to enforce, and in any case, patents expire. For all these reasons, the patents of the Husky business may not effectively enable us to prevent competitors from making and selling products that are competitive with the products of the Husky business.

Some customers of the Husky business have been sued for patent infringement in connection with a specific design of products made using molds purchased from Husky, and in the future the Husky business could face similar lawsuits.

Certain customers of the Husky business have been sued for patent infringement in connection with certain products that they manufactured using molds purchased from Husky. The Husky business could face similar claims in the future. If such lawsuits prevail, the Husky business could be forced to stop selling one or more molds used by customers to make such products or be required to pay past or ongoing royalties. Even if such lawsuits do not prevail, the Husky business could be forced to spend significant amounts of time and money opposing claims of infringement and relationships with the customers of the Husky business could be harmed. Some customers of the Husky business have asked Husky to indemnify them in connection with such claims, and other customers could make similar requests in the future. The Husky business refused such requests, as Husky believed that it was not responsible for infringement claims based upon our customers’ product designs. The Husky business generally seeks to avoid any obligations to indemnify customers for intellectual property claims against them that are based upon products that they manufacture using molds purchased from the Husky business; however, it is possible that the Husky business may be required to indemnify certain customers in certain instances. In light of infringement claims against the customers of the Husky business for which Husky has refused requests for indemnity, certain customers of the Husky business could decide to purchase affected molds from competitors or otherwise reduce their business with the Husky business, or they could bring suits against the Husky business seeking reimbursement for losses and damages in connection with such infringement claims.

Unanticipated changes in tax provisions, variability of quarterly and annual effective tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.

The global operations and entity structure of the Husky business results in a complex tax structure where it is subject to income and other taxes in numerous jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws or their application or interpretation, changes in rates or other regulatory actions regarding taxes, and the extent to which the Husky business is able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact the effective income tax rate of the Husky business in the future. The effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to the liabilities for uncertain tax positions or deferred tax asset valuation allowance. A significant increase in the effective income tax rate of the Husky business could have an adverse impact on its earnings. The Husky business is also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with the intercompany charges of the Husky business, cross jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that the Husky business will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in Husky’s income tax expense and therefore could have a material impact on its tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Husky business’ tax liabilities.

The Husky business is subject to other market risks.

The Husky business has historically been subject to interest rate risk primarily through the its long-term floating rate debt. Additionally, the financial assets of the Husky business are exposed to credit risk consisting primarily of cash and cash equivalents, accounts receivable and derivatives with positive fair values. The customers of the Husky business are geographically diversified with no concentration of receivables by customer or geography. The Husky business manages its accounts receivable credit risk by analyzing the counterparties’ financial condition prior to entering into an agreement, establishing credit limits and obtaining cash, letters of credit or other acceptable forms of security from customers to provide credit support, based on such analysis of the customer and the terms and conditions applicable to each transaction. However, significant changes in the financial condition of the counterparties of the Husky business could impact their ability to satisfy their contractual obligations to the Husky business, which could have material adverse impacts on its financial condition and results of operations.

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

Certain provisions in our articles of incorporation, bylaws and Nevada law may discourage takeovers and limit the power of our stockholders.

Our articles of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our Company or changes in our management that our stockholders may deem advantageous. In particular, our articles of incorporation and bylaws:

●	establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our Board;
●	permit our Board to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our Board);
●	establish limitations on the removal of directors;
●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
●	provide that our Board is expressly authorized to make, alter or repeal our bylaws;

●	restrict the forum for certain litigation against us to Nevada;
●	provide that stockholders may not act by written consent following the time when Resolute Compo Holdings LLC and Resolute ManCo Holdings LLC (either individually or collectively, and together with their respective affiliates and associates, and any other individual or entity that may be deemed for any purpose to be a beneficial owner or otherwise have or share beneficial ownership of any of the foregoing, and their respective successors and assigns (other than the Company and its subsidiaries), collectively, “Investor”) cease to beneficially own at least 40% of the shares of our outstanding common stock, which time we refer to as the “Trigger Date,” which would require stockholder action to be taken at an annual or special meeting of our stockholders;
●	prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Sections 78.411 to 78.444 of the Nevada Revised Statutes (as amended, the “NRS”), inclusive (collectively, the “Nevada Combinations Statutes”), impose a moratorium of up to four years on a combination of a resident domestic corporation, which is a Nevada corporation that has 200 or more stockholders of record, with an interested stockholder, unless the combination is approved in a prescribed manner. An interested stockholder is a beneficial owner of 10% or more of the voting power of the resident domestic corporation or an affiliate or associate thereof who at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the resident domestic corporation. However, NRS 78.437 provides that the Nevada Combinations Statutes do not apply to an interested stockholder who, among other things, first became an interested stockholder on the date that the resident domestic corporation first became a resident domestic corporation solely as a result of the corporation becoming a resident domestic corporation. In connection with our reincorporation from Delaware to Nevada, our Board unanimously approved resolutions which provide that, to the fullest extent permitted by the Nevada Combinations Statutes, at such time, if any, that the Company becomes subject to the Nevada Combinations Statutes, the Nevada Combinations Statutes will not apply to Investor or restrict any combination with the Company in any way involving or relating to Investor.

Any provision of our articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock. See the description of our common stock, which is filed as an exhibit to this Annual Report.

Our articles of incorporation provide that certain courts in the State of Nevada or the federal district courts of the United States are the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our articles of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of the State of Nevada, in Clark County, Nevada (the “Eighth Judicial District Court”) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or controlling stockholder in such capacity to us or our stockholders, any action asserting a claim arising pursuant to NRS Title 7, our articles of incorporation or our bylaws, including any internal action (as defined in NRS 78.046) or any action asserting a claim governed by the internal affairs doctrine. However, if the Eighth Judicial District Court lacks jurisdiction over such action, the action may be brought in another court of the State of Nevada or, if no court of the State of Nevada has jurisdiction, then in the United States District Court for the District of Nevada. Additionally, our articles of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our articles of incorporation described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. The enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings in Delaware; however, Nevada law expressly permits the articles of incorporation or bylaws of a corporation, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the U.S., to include such provisions.

Our articles of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities that may prevent us from receiving the benefit of certain corporate opportunities.

Under our articles of incorporation, neither Investor nor any of its affiliates, officers, directors, employees, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we or our managed companies operate. In addition, our articles of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or their respective affiliates, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to Investor or their respective affiliates. For example, certain directors of our Company who also serve as an officer, director, employee, agent, stockholder, member, partner or affiliate of Investor or its affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business or the businesses of GPGI Holdings, Husky Holdings or our other managed companies from time to time and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Investor to itself or its affiliates instead of to us. A description of our obligations related to corporate opportunities under our articles of incorporation are more fully described in the description of our common stock, which is filed as an exhibit to this Annual Report on Form 10-K.

Our articles of incorporation include a jury trial waiver that could limit the ability of our stockholders to bring or demand a jury trial for internal actions.

Our articles of incorporation provide that, to the fullest extent permitted by the NRS and not inconsistent with any applicable laws of the U.S., any and all internal actions to be tried in any court of the State of Nevada must be tried before the presiding judge as the trier of fact, and not before a jury. Our articles of incorporation further provide that this requirement operates as a waiver of the right of trial by jury by each party to any internal action to which such requirement applies. However, this requirement does not limit or otherwise affect our stockholders’ right to a jury trial in any action, suit or proceeding that is not an internal action. This waiver is expressly authorized by statute in an amendment to NRS 78.046 enacted in May 2025 pursuant to Assembly Bill No. 239 adopted by the Nevada legislature, but the enforceability of this waiver has not yet been adjudicated in a court of competent jurisdiction.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We currently take, and plan to continue to take, advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

We could remain an “emerging growth company” for up to five years from the date of the consummation of the Spin-Off, or until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1.0 billion in non- convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

We could incur substantial additional costs and experience temporary business interruptions, such costs may increase when we cease to be an emerging growth company, and we may not be adequately prepared to meet the requirements of an independent, publicly traded company on a timely or cost-effective basis.

We have been implementing information technology and other infrastructure to support certain of our business functions necessary to perform our management functions and those of GPGI Holdings, Husky Holdings and other potential managed companies, including accounting and financial reporting, human resources and personnel, legal and compliance, insurance, and communications. We may incur substantially higher costs than currently anticipated. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

In addition, we are directly subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and to conduct annual management assessments of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. To comply with these requirements, we may need to upgrade our systems and those of GPGI Holdings, Husky Holdings and our other managed companies, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources. If we are unable to upgrade such financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired, and we may be unable to conclude that our internal control over financial reporting is effective. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we or, when applicable, our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Prior to the Spin-Off, there was no public market for our common stock. We cannot guarantee that an active trading market for our common stock will be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile. Additionally, we cannot predict the prices at which our common stock may trade in the future. We have a limited public float, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control.

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

In connection with the separation, and prior to the Spin-Off, we entered into various transaction agreements with CompoSecure and GPGI Holdings related to the Spin-Off. We will rely on GPGI or GPGI Holdings, as applicable, to satisfy its respective performance obligations under these agreements. If we, GPGI or GPGI Holdings are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations, cash flows and financial condition could be adversely affected.

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

For a description of the risks from cybersecurity threats that may materially affect the Company, see “Item 1A. Risk Factors.”

Governance

Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management, including risks from cybersecurity threats. Our Audit Committee has specific oversight of risk management, including risks from cybersecurity threats.

We have engaged an external information technology managed services provider to assist us in day-to-day IT support and strengthening our cybersecurity preventative measures. The firm reports to our Chief Financial Officer and provides periodic cybersecurity updates to the Audit Committee of our Board on at least an annual basis. Our incident response process contemplates that the executive team will notify the Audit Committee of our Board of any material cybersecurity incident.

Item 2. Properties

As of December 31, 2025, the Company conducted operations through 7 leased facilities, consisting of 1 principal facility for Resolute Holdings and 6 principal facilities for GPGI Holdings’ CompoSecure business. As of February 28, 2026, including Husky Holdings, the Company conducted operations through a total of 35 facilities in 21 countries, including the principal facilities listed below. The Company believes its current facilities are suitable and adequate for its current and presently contemplated operations and production capacity needs and recognizes that future operations may require expanded and/or additional production capacity.

			Primary	Approximate
Location	Business	Owned/Leased	Operations	Square Footage
New York, NY	Resolute Holdings	Leased	Office	3,000
Somerset, NJ (Pierce)	CompoSecure	Leased	Manufacturing	116,000
Somerset, NJ (Memorial)	CompoSecure	Leased	Manufacturing	46,000
Somerset, NJ (Davidson)	CompoSecure	Leased	Office	15,000
Bolton, ON, Canada	Husky	Owned	Manufacturing/Office	829,000
Dudelange, Luxembourg	Husky	Owned*	Manufacturing/Office	333,000
Milton, VT	Husky	Owned	Manufacturing	246,000
Shanghai, China	Husky	Owned*	Manufacturing	186,000
San Dimas, CA	Husky	Leased	Manufacturing	54,000
Diessenhofen, Switzerland	Husky	Owned	Manufacturing	84,000
Chennai, India	Husky	Owned*	Manufacturing	38,000
* Owned building on leased property

Item 3. Legal Proceedings

As of March 9, 2026, the Company was not a party to, nor were any of its properties the subject of, any material pending legal proceedings, other than ordinary routine claims incidental to the businesses of the Company. See Note 17 to the Company’s audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 28, 2025, GPGI completed the Spin-Off, whereby each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”. On March 11, 2026, the closing price of a share of our common stock was $153.68.

Holders

As of March 10, 2026, there were 8 holders of record of common stock (including DTC). Those numbers do not include DTC participants or beneficial owners holding shares through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not currently expect to declare any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in the year ended December 31, 2025.

Repurchases of Equity Securities

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. The Board subsequently authorized an increase to the repurchase program on December 9, 2025. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the year ended December 31, 2025, the Company repurchased an aggregate of 25,304 shares in open market transactions at an average price of $162.14 per share for an aggregate purchase price of approximately $4.1 million.

				Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of a	May Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Program
Period	Shares Purchased	Paid per Share	Program	(in millions)
October 1-31, 2025	—	$—	—	$30.0
November 1-30, 2025	25,304	162.14	25,304	25.9
December 1-31, 2025	—	—	—	95.9
Total	25,304	$162.14	25,304	$95.9

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K.

Overview

Resolute Holdings provides operating management services to GPGI Holdings and Husky Holdings and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate GPGI Holdings because it is a VIE of which Resolute Holdings is deemed to be the primary beneficiary. Resolute Holdings does not own any equity interests or common stock in GPGI Holdings, Husky Holdings, or GPGI.

GPGI Holdings, through the CompoSecure business, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.

Recent Developments

On February 28, 2025, GPGI completed the Spin-Off, whereby each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”. On March 2, 2026, Resolute Holdings redomiciled its state of incorporation from the State of Delaware to the State of Nevada.

In connection with the completion of the Spin-Off, Resolute Holdings entered into the CompoSecure Management Agreement, pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates. Due to the execution of and the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate GPGI Holdings for financial reporting purposes.

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings the CompoSecure Management Fee, payable quarterly in arrears, in a cash amount equal to 2.5% of Management Agreement Adjusted EBITDA. Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) Parent Allocated Expense, as defined in the CompoSecure Management Agreement. Management Agreement Adjusted EBITDA for GPGI Holdings is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of common stock of GPGI or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into the Husky Management Agreement on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of the Husky Management Fee, which is calculated without duplication of GPGI Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense.

Economic Conditions

Economic tensions and changes in international trade policies, including new tariffs introduced by the U.S. last year could impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. Additionally, a significant downturn in the domestic or global economy may cause our existing customers to pause or delay orders and prospective customers to defer new projects. Together, these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be materially adversely affected.

Key Components of Results of Operations

Since the Husky Transaction closed on January 12, 2026, management’s discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2025 and December 31, 2024 does not include Husky Holdings.

Net Sales

Net sales reflect the Company’s revenue generated from the sale of GPGI Holdings’ products as management fee revenue at Resolute Holdings is eliminated in consolidation. Product sales at GPGI Holdings primarily include the design and manufacturing of metal cards, including contact and dual interface cards. GPGI Holdings also generates revenue from the sale of Prelams (which refers to pre-laminated, sub-assemblies consisting of a composite of material layers which are partially laminated to be used as a component in the multiple layers of a final payment card or other card construction). Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.

Cost of Sales

The Company’s cost of sales comprises GPGI Holdings’ direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals, EMV® chips, holograms, adhesives, magnetic stripes, and NFC assemblies; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.

Gross Profit and Gross Margin

The Company’s gross profit comprises GPGI Holdings’ net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.

Operating Expenses

The Company’s operating expenses are primarily comprised of selling, general, and administrative expenses at Resolute Holdings and GPGI Holdings, which generally consist of personnel-related expenses for its corporate, executive, finance, information technology, and other administrative functions, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing.

Income from Operations and Operating Margin

Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.

Other Income (Expense)

Other income (expense) primarily consist of interest expense net of any interest income and deferred financing costs.

Net Income (Loss)

Net income (loss) consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Results of Operations

This discussion summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity for the year ended December 31, 2025, compared with December 31, 2024. This discussion should be read in conjunction with Item 8, the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. A detailed discussion of the year ended December 31, 2024, compared with December 31, 2023, is not included herein and can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, under the heading “Results of Operations,” which is incorporated herein by reference.

Year ended December 31, 2025 vs. year ended December 31, 2024

The following table presents the Company’s results of operations for the periods indicated:

	Year ended December 31,
	2025	2024	$Change	% Change

	(in thousands)
Net sales	$462,055	$420,571	$41,484	10%
Cost of sales	201,843	201,344	499	0%
Gross profit	260,212	219,227	40,985	19%
Operating expenses
Selling, general and administrative expenses	116,953	92,680	24,273	26%
Income from operations	143,259	126,547	16,712	13%
Other income (expense), net	(8,356)	(16,425)	8,069	(49)%
Income (loss) before income taxes	134,903	110,122	24,781	23%
Income tax (expense)	(885)	24	(909)	(3,788)%
Net income (loss)	134,018	110,146	23,872	22%
Net income (loss) attributable to non-controlling interests	139,941	112,480	27,461	24%
Net income (loss) attributable to common stockholders	$(5,923)	$(2,334)	$(3,589)	154%

	Year ended December 31,
	2025	2024
Gross margin	56%	52%
Operating margin	31%	30%

Net Sales

	Year ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Net sales by region
Domestic	$399,635	$343,465	$56,170	16%
International	62,420	77,106	(14,686)	(19)%
Total	$462,055	$420,571	$41,484	10%

The Company’s net sales for the year ended December 31, 2025 increased $41.5 million to $462.1 million compared to $420.6 million for the year ended December 31, 2024. The increase was driven by a 16% increase in domestic sales in GPGI Holdings’ premium payment card business, partially offset by international sales which were down 19%.

Domestic: The Company’s domestic net sales for the year ended December 31, 2025 increased $56.2 million, or 16%, to $399.6 million compared to $343.5 million for the year ended December 31, 2024. The increase was due to higher volumes from new and existing customers and a higher blended average selling price.

International: The Company’s international net sales for the year ended December 31, 2025 decreased $14.7 million, or 19%, to $62.4 million compared to $77.1 million for the year ended December 31, 2024. GPGI Holdings’ international customer base is comprised of a larger population of smaller customers compared to the domestic customer base. New program customer orders were lower compared to the year ended December 31, 2024.

Gross Profit and Gross Margin

The Company’s gross profit for the year ended December 31, 2025 increased $41.0 million, or 19%, to $260.2 million compared to $219.2 million for the year ended December 31, 2024, while the gross profit margin increased by 4% to 56%. The increase was driven by higher volumes, mix, and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s operating expenses increased $24.3 million, or 26%, to $117.0 million for the year ended December 31, 2025 compared to $92.7 million for the year ended December 31, 2024. The increase was primarily due to incremental salaries, bonuses, and equity based compensation expense from hiring employees at Resolute Holdings.

Income from Operations and Operating Margin

Income from operations for the year ended December 31, 2025 increased $16.7 million, or 13%, to $143.3 million. The increase was due to an increase in revenue and gross margin, offset by an increase in operating expenses. Operating margin for the year ended December 31, 2025 was up 1% to 31% compared to the year ended December 31, 2024. The increase in operating margin was driven by an increase in the gross margin, offset by an increase in operating expenses described above.

Other Income (Expense)

Other expense for the year ended December 31, 2025 decreased $8.1 million, to $8.4 million, compared to $16.4 million for the year ended December 31, 2024. The decrease in other expense was primarily due to lower interest expense as a result of the previously outstanding Exchangeable Notes of GPGI Holdings being exchanged for shares of GPGI Class A common stock and extinguished during the fourth quarter of 2024.

Income Tax Expense

The Company’s income tax expense for the year ended December 31, 2025, reflecting taxes since the date of the Spin-Off, was $0.9 million compared to $0.0 million for the year ended December 31, 2024 due to Resolute Holdings being taxed as a corporation compared to GPGI Holdings as a pass-through entity in the prior period.

Segments

The following table presents the Company’s results of operations by reportable segment for the years ended December 31, 2025, and December 31, 2024:

	Year ended				Year ended
	December 31, 2025				December 31, 2024
	($ in thousands)				($ in thousands)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$12,278	$—	$(12,278)	$—	$—	$—	$—	$—
Product sales	—	462,055	—	462,055	—	420,571	—	420,571
Net sales	12,278	462,055	(12,278)	462,055	—	420,571	—	420,571
Cost of sales	—	201,843	—	201,843	—	201,344	—	201,344
Gross profit	12,278	260,212	(12,278)	260,212	—	219,227	—	219,227

Salaries and benefits	9,003	44,558	(948)	52,613	1,221	43,956	(1,164)	44,013
Equity-based compensation	5,470	22,052	(723)	26,799	1,046	19,894	(1,046)	19,894
Professional fees	1,361	10,990	(139)	12,212	67	9,890	(11)	9,946
Marketing	—	5,187	—	5,187	—	4,771	—	4,771
Subscriptions	531	—	—	531	—	—	—	—
Other operating expenses	1,202	18,409	—	19,611	24	14,032	—	14,056
Management fees	—	12,278	(12,278)	—	—	—	—	—
Total selling, general and administrative expenses	17,567	113,474	(14,088)	116,953	2,358	92,543	(2,221)	92,680

Income from operations	(5,289)	146,738	1,810	143,259	(2,358)	126,684	2,221	126,547

Interest income	261	5,210	—	5,471	—	4,579	—	4,579
Interest (expense)	(10)	(13,188)	—	(13,198)	—	(20,177)	—	(20,177)
Other	—	(629)	—	(629)	—	(827)	—	(827)
Total other income (expense)	251	(8,607)	—	(8,356)	—	(16,425)	—	(16,425)

Income (loss) before income taxes	(5,038)	138,131	1,810	134,903	(2,358)	110,259	2,221	110,122
Income tax (expense)	(885)	—	—	(885)	24	—	—	24
Net income (loss)	$(5,923)	$138,131	$1,810	$134,018	$(2,334)	$110,259	$2,221	$110,146

Depreciation and amortization	$—	9,377	—	9,377	$—	9,174	—	9,174
Capital expenditures	$—	8,364	—	8,364	$—	8,445	—	8,445

Use of Non-GAAP Financial Measures

This Annual Report on Form 10-K includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes Fee-Related Earnings and Fee-Related Earnings per share are useful to investors in evaluating the Company’s financial performance. Fee-Related Earnings is calculated based on net income (loss) attributable to common stockholders of Resolute Holdings, and adding back (a) equity-based compensation under GPGI’s equity plan, the CompoSecure, Inc. 2021 Incentive Equity Plan (as amended, the “GPGI Equity Plan”), (b) pro forma management fees for the period during which expenses were incurred from January 1, 2025 until February 27, 2025 but prior to execution of the CompoSecure Management Agreement, (c) one-time Spin-Off related costs, less the net tax impact of such adjustments at Resolute Holdings’ nominal tax rate of 28%. We believe that these non-GAAP financials represent the best presentation regarding the performance of the Company that is attributable to Resolute Holdings common stockholders. Fee-Related Earnings and Fee-Related Earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from Fee-Related Earnings and Fee-Related Earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the year ended December 31, 2025:

	Year ended
	December 31, 2025
	($ in thousands except per share figures)
	Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(5,923)	$—	$—	$(5,923)
Net income (loss) per share attributable to common stockholders - diluted	$(0.69)	$0.00	$0.00	$(0.69)

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under GPGI Equity Plan (1)	5,157			5,157
Add: Pro forma management fees from Jan 1, 2025 to Feb 27, 2025 (2)	2,046			2,046
Add: Spin-Off costs (3)	290			290
Net tax impact of adjustments (4)	(654)			(654)
Fee-Related Earnings	916			916
Fee-Related Earnings per share	$0.11			$0.11

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders (in thousands)	8,523			8,523
Fee-Related Earnings per share (in thousands)	8,550			8,550

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the GPGI Equity Plan. Equity granted under the GPGI Equity Plan relates to GPGI Class A Common Stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	Incremental management fees as if the CompoSecure Management Agreement was executed on January 1, 2025.
(3)	One-time costs associated with the Spin-Off from GPGI.
(4)	Tax-effect of adjustments at a 28% nominal tax rate. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the GPGI Equity Plan is expensed for tax purposes at GPGI and not Resolute Holdings.

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are revenue derived from the management agreements with its managed companies, its existing cash and cash equivalents balances, short-term investments, and borrowings on the Resolute Holdings revolving credit facility. GPGI Holdings’ primary sources of liquidity are its existing cash and cash equivalents, short-term investments, cash flows from operations, and borrowings on the GPGI Holdings term loan, revolving credit facility, and senior secured notes as detailed in Notes 8 and 19 of the audited consolidated financial statements in this Annual Report on Form 10-K. The Company’s primary cash requirements at Resolute Holdings and GPGI Holdings include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment and software).

As of December 31, 2025, the Company had cash and cash equivalents of $161.4 million, consisting of $4.4 million at Resolute Holdings and $157.0 million at GPGI Holdings. The Company had short-term investments comprised of US treasury bills of $44.1 million, consisting of $3.1 million at Resolute Holdings and $41.1 million at GPGI Holdings. The Company had debt principal outstanding of $186.3 million at GPGI Holdings. As of December 31, 2024, the Company had cash and cash equivalents of $71.6 million and total debt principal outstanding of $197.5 million, all at GPGI Holdings.

On January 12, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under its credit agreement then in place and assumed approximately $2.1 billion of debt from Husky. On January 14, 2026, GPGI Holdings refinanced the assumed $2.1 billion of debt and entered into a new credit facility consisting of a $1.2 billion term loan maturing in 2033 and a $400.0 million revolving credit facility maturing in 2031, and also issued $900.0 million in 5.625% Senior Secured Notes due 2033. On February 20, 2026, Resolute Holdings refinanced its existing $5.0 million revolving credit facility with a new $30.0 million revolving credit facility maturing in February 2031.

Resolute Holdings and GPGI Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the management fees from its managed companies to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $30.0 million revolving credit facility at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Annual Report on Form 10-K. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $400.0 million revolving credit facility at GPGI Holdings, are sufficient to meet both the short-term and long-term liquidity needs of GPGI Holdings, including the repayment of its outstanding debt, and the payment of the CompoSecure Management Fee and Husky Management Fee for at least the next 12 months from the date of filing of this Annual Report on Form 10-K.

The Company anticipates that to the extent Resolute Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof. The Company anticipates that to the extent GPGI Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of GPGI shares in capital markets. The Company cannot be assured that each of Resolute Holdings and GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of Resolute Holdings and GPGI Holdings and their ability to meet their respective obligations and fund their capital requirements are also dependent on their respective future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

Net Cash Provided by Operating Activities

Cash provided by the Company’s operating activities for the year ended December 31, 2025 was $196.1 million compared to cash provided by operating activities of $152.1 million during the year ended December 31, 2024. The increase in cash provided by operating activities of $44.0 million was primarily attributable to an increase in operating income, a decrease in interest expense, an increase in accrued expenses and accounts payable, and a decrease in accounts receivable, partially offset by a smaller decrease in inventories and an increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the year ended December 31, 2025 was $51.4 million primarily relating to the net purchase (maturities and sales) of short-term investments of $43.0 million, capital expenditures of $6.9 million, and capitalized software expenditures of $1.5 million, compared to cash used in investing activities for the year ended December 31, 2024 of $10.0 million.

Net Cash Used in Financing Activities

Cash used in the Company’s financing activities for the year ended December 31, 2025 was $54.9 million compared to cash used in the Company’s financing activities for the year ended December 31, 2024 of $108.8 million. Cash used in financing activities for the year ended December 31, 2025 primarily related to a distribution to GPGI of $21.7 million, payments for taxes related to net share settlement of GPGI equity awards of $17.9 million, repayment of scheduled principal payments of the GPGI Holdings term loan of $11.3 million, and share repurchases of $4.1 million at Resolute Holdings. Cash used in financing activities for the year ended December 31, 2024 primarily related to distributions to then-members of GPGI Holdings including GPGI, repayment of scheduled GPGI Holdings term loan principal payments, and payments for taxes related to net share settlement of GPGI equity awards.

Contractual Obligations

As of December 31, 2025, the Company has short-term and long-term operating lease payments of approximately $2.9 million and $10.2 million, respectively. As of January 14, 2026, the Company has short-term and long-term debt obligations consisting of mandatory principal amortization payments on the new GPGI Holdings credit facility of approximately $6.0 million and $1,194 million, respectively. Other than the Company’s debt obligations, the impact to the Company’s contractual obligations from Husky Transaction is not determinable as of the date of this report.

Husky Transaction

The completion of the Husky Transaction materially expands the scale and complexity of the Company’s operations. Beginning in 2026, the Company expects its liquidity profile, debt service requirements, capital allocation priorities and cash flow generation to be significantly influenced by the results of the Husky Holdings business. Management believes the enhanced scale of the Company increases the management fee revenue and cash flows to Resolute Holdings and provides increased scale at its managed businesses to drive incremental organic and inorganic growth. The Husky Transaction also increases the leverage profile of Resolute Holdings’ managed businesses. The Company will continue to evaluate the capital structure of each of Resolute Holdings and GPGI Holdings and may pursue additional financing or capital markets activity as appropriate.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the audited consolidated financial statements in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements involve management making estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, terms of its existing contracts, evaluation of trends in the industry, information provided by its customers, and information available from outside sources, as appropriate. The Company’s actual results may differ from those estimates under different assumptions or conditions. The Company evaluates the adequacy of its expected reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments, estimates of derivative liability associated with the Exchangeable Notes which were marked to market each quarter based on a Lattice model approach, derivative asset for the interest rate swap, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. See the consolidated audited financial statements for a complete description of the significant accounting policies that have been followed.

The accounting policies listed below are those that the Company considers to be the most critical for an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment.

●	Revenue recognition in accordance with ASC 606 and estimates used to assess whether all conditions are met to recognize revenue in accordance with ASC 606, including estimates around volume rebates and returns.
●	Consolidation and variable interest entities in accordance with ASC 810 as it relates to the consolidation of GPGI Holdings including assumptions used to analyze whether Resolute Holdings has a variable interest in GPGI Holdings and whether it is the primary beneficiary of GPGI Holdings.
●	Equity-based compensation in accordance with ASC 718 and the assumptions used in the Black-Scholes options pricing model for volatility and expected term, along with assumptions such as volatility and probability of satisfying the market condition used in the Monte Carlo simulation model for PSU valuation.
●	The estimated useful life of property and equipment and capitalized software which impacts depreciation expense and the carrying value on the balance sheet.
●	Estimates and assumptions and a Lattice model approach are used to value equity instruments and the derivative liability associated with the Exchangeable Notes which were marked to market each quarter.
●	The Company establishes reserves as necessary for obsolete and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

●	Income taxes in accordance with ASC Topic 740 and assumptions around future profitability and expected use of deferred tax assets.
●	Estimating fair value in accordance with ASC 820 including estimates and assumptions used to value interest rate swaps.
●	Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables.
●	Segment reporting in accordance with Topic 280 and ASU 2023-07.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances, short-term investments, and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations and manages that risk through the monitoring of macro conditions that impact interest rates. As of December 31, 2025, the Company had $186.3 million in debt outstanding under GPGI Holdings’ credit facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2025. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $1.9 million on an annual basis.

Item 8. Financial Statements And Supplementary Data

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Resolute Holdings Management, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resolute Holdings Management, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 12, 2026

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Balance Sheets
($ in thousands, except par value and share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,369	$71,589
Short-term investments	44,126	—
Accounts receivable	44,220	47,449
Inventories, net	44,214	44,833
Prepaid expenses and other current assets	3,542	2,696
Deferred tax asset	180	24
Total current assets	297,651	166,591

Property and equipment, net	21,803	23,448
Right of use assets, net	9,957	5,404
Derivative asset - interest rate swap	—	2,749
Deposits and other assets	4,004	3,600
Total assets	$333,415	$201,792

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,925	$5,691
Accrued expenses	48,363	31,091
Current portion of long-term debt	15,000	11,250
Current portion of lease liabilities – operating leases	2,239	2,113
Total current liabilities	77,527	50,145

Long-term debt, net of deferred financing costs	169,791	184,389
Lease liabilities, operating leases	8,331	3,888
Total liabilities	255,649	238,422

Commitments and contingencies (Note 17)	—	—

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 8,500,694 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	18,883	1,544
Accumulated deficit	(8,257)	(2,334)
Treasury stock	(4,103)	—
Total stockholders’ equity (deficit)	6,523	(790)
Non-controlling interest	71,243	(35,840)
Total equity (deficit)	77,766	(36,630)
Total liabilities and stockholders’ equity (deficit)	$333,415	$201,792

The accompanying notes are an integral part of these consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year ended
	December 31,
	2025	2024
Net sales	$462,055	$420,571
Cost of sales	201,843	201,344
Gross profit	260,212	219,227
Operating expenses:
Selling, general and administrative expenses	116,953	92,680
Income from operations	143,259	126,547

Other income (expense):
Change in fair value of derivative liability - convertible notes redemption make-whole provision	—	425
Interest income	5,471	4,579
Interest expense	(13,198)	(20,177)
Amortization of deferred financing costs	(629)	(1,104)
Loss on extinguishment of debt	—	(148)
Total other expense, net	(8,356)	(16,425)
Income (loss) before income taxes	134,903	110,122
Income tax (expense)	(885)	24
Net income (loss)	$134,018	$110,146

Net income (loss) attributable to non-controlling interest	139,941	112,480

Net income (loss) attributable to common stockholders	$(5,923)	$(2,334)

Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.69)	$(0.27)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders - basic & diluted (in thousands)	8,523	8,526

The accompanying notes are an integral part of these consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year ended
	December 31,
	2025	2024
Net income (loss) including non-controlling interests	$134,018	$110,146
Other comprehensive income (loss):
Unrealized gain (loss) on derivative - interest rate swap	(2,749)	(2,509)
Total other comprehensive income (loss)	(2,749)	(2,509)
Comprehensive income (loss) including non-controlling interests	131,269	107,637
Less: comprehensive income (loss) attributable to non-controlling interests	137,192	109,971
Comprehensive income (loss) attributable to common stockholders	$(5,923)	$(2,334)

The accompanying notes are an integral part of these consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Stockholders Equity (Deficit)
($ in thousands)

				Additional		Total		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2023	8,526	$—	$—	$—	$—	$—	$(198,584)	$(198,584)
Equity-based compensation	—	—	—	—	—	—	19,894	19,894
Contribution by GPGI Holdings	—	—	—	1,544	—	1,544	(1,544)	—
Net income (loss)	—	—	—	—	(2,334)	(2,334)	112,480	110,146
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(8,944)	(8,944)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(2,509)	(2,509)
Distributions to GPGI Holdings members	—	—	—	—	—	—	(84,897)	(84,897)
Fair value of GPGI shares issued upon exchange of convertible debt	—	—	—	—	—	—	128,264	128,264
Balance as of December 31, 2024	8,526	$—	$—	$1,544	$(2,334)	$(790)	$(35,840)	$(36,630)
Equity-based compensation	—	—	—	5,470	—	5,470	21,329	26,799
Contribution by GPGI Holdings	—	—	—	11,869	—	11,869	—	11,869
Contribution to Resolute Holdings	—	—	—	—	—	—	(11,869)	(11,869)
Net income (loss)	—	—	—	—	(5,923)	(5,923)	139,941	134,018
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(17,910)	(17,910)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(2,749)	(2,749)
Distributions to GPGI Holdings members	—	—	—	—	—	—	(21,659)	(21,659)
Share repurchases	(25)	—	(4,103)	—	—	(4,103)	—	(4,103)
Balance as of December 31, 2025	8,501	$—	$(4,103)	$18,883	$(8,257)	$6,523	$71,243	$77,766

The accompanying notes are an integral part of these consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$134,018	$110,146
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,377	9,174
Equity-based compensation expense	26,799	19,894
Amortization of deferred financing costs	629	1,155
Non-cash operating lease expense	2,505	2,336
Non-cash interest	(1,106)	—
Loss on extinguishment of debt	—	148
Change in fair value of derivative liability – convertible notes redemption make-whole provisions	—	(425)
Changes in assets and liabilities
Accounts receivable	3,229	(6,961)
Inventories	619	7,707
Prepaid expenses and other assets	(1,002)	2,321
Accounts payable	6,234	521
Accrued expenses	17,272	8,535
Lease liabilities	(2,488)	(2,450)
Net cash provided by operating activities	196,086	152,101

Cash flows from investing activities:
Purchase of property and equipment	(6,857)	(7,410)
Capitalized software costs	(1,507)	(1,035)
Purchases of short-term investments	(52,019)	—
Maturities of short-term investments	3,000	—
Sales of short-term investments	5,999	—
Investment in SAFE	—	(1,500)
Net cash used in investing activities	(51,384)	(9,945)

Cash flows from financing activities:
Payment of GPGI Holdings term loan	(11,250)	(12,813)
Distributions to GPGI Holdings members	(21,659)	(84,897)
Contribution by GPGI Holdings	11,869	—
Contribution to Resolute Holdings	(11,869)	—
Payments for taxes related to net share settlement of GPGI equity awards	(17,910)	(8,944)
Share repurchases	(4,103)	—
Deferred finance costs related to GPGI Holdings debt modifications	—	(2,104)
Net cash used in financing activities	(54,922)	(108,758)

Net increase (decrease) in cash and cash equivalents	89,780	33,398

Cash and cash equivalents, beginning of period	71,589	38,191

Cash and cash equivalents, end of period	$161,369	$71,589

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$12,769	$20,608
Supplemental disclosure of non-cash financing activities:
Consolidation of GPGI Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$(98,508)	$—
Operating lease ROU assets exchanged for lease liabilities	$6,613	$—
Derivative asset - interest rate swap	$(2,749)	$(2,509)

The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Resolute Holdings Management, Inc. (“Resolute Holdings”) is a Nevada corporation formed on September 27, 2024 (“Inception Date”). It is organized to provide operating management services to GPGI Holdings, L.L.C. (formerly CompoSecure Holdings, L.L.C.) (“GPGI Holdings”) and as of January 12, 2026, Husky Holdings LLC (“Husky Holdings”), and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System (“ROS”) to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI”), through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses without the external responsibilities associated with managing a public company. GPGI has evolved from a single operating business into a diversified permanent capital platform that is as of the date of this report comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under the CompoSecure, L.L.C. and Husky Holdings legal entities, respectively (see entity structure below).

CompoSecure, founded in 2000, and headquartered in Somerset, New Jersey, is the global leader in the design and manufacturing of premium metal payment cards and secure authentication solutions. The company pioneered the use of metal in payment cards dating back to 2003 and combines industry-leading innovation, advanced materials science, and proprietary manufacturing processes to deliver highly differentiated products to its customers. CompoSecure’s metal payment cards integrate a metal core with EMV® (acronym representing Europay, Mastercard, and Visa) chips, magnetic stripes, and contactless payment technology, while meeting stringent certification requirements from global payment networks. CompoSecure’s metal cards deliver a distinctive weight, a premium aesthetic, and enhanced durability for consumers, while its issuer customers benefit from the ability to attract higher-value consumers, reduce cardholder churn, and unlock higher customer spend relative to traditional plastic cards.

Husky, founded in 1953, and headquartered in Bolton, Ontario, is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.

The evolution of the Resolute Holdings and GPGI relationship began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC, (collectively, “Tungsten”), acquired a majority interest of GPGI. Subsequently, on the Inception Date, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings. On February 28, 2025, GPGI distributed all shares of common stock of its wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI common stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with GPGI Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate GPGI Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary (see Notes 2, 10, and 15).

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“Management Agreement Adjusted EBITDA”). Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). Management Agreement Adjusted EBITDA for GPGI Holdings is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense. GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

The CompoSecure Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and GPGI Holdings may each terminate the CompoSecure Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require GPGI Holdings to pay a termination fee, which may be paid in cash, shares of common stock of GPGI or a combination of cash and stock. The CompoSecure Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for aggregate consideration of approximately $4.976 billion, comprised of cash and shares of GPGI’s Class A Common Stock (“Husky Transaction”) (see Note 19). The Husky Transaction was completed on January 12, 2026, whereby Husky Holdings became a wholly owned subsidiary of GPGI Holdings.

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of quarterly management fees (“Husky Management Fees”), which is calculated without duplication of GPGI Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense.

Resolute Holdings (together with GPGI Holdings and its subsidiary, Husky Holdings, the “Company”) only receives management fees from GPGI Holdings and Husky Holdings, without duplication, and does not own any equity interests or common stock in GPGI Holdings, Husky Holdings, or GPGI. Since the Husky Transaction closed on January 12, 2026, the Company’s consolidated financial statements for the year ended December 31, 2025 do not reflect the results of Husky Holdings.

The Company’s entity structure as of the date of this report is as follows:

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

Following the execution of the CompoSecure Management Agreement on February 28, 2025, Resolute Holdings determined that GPGI Holdings is a VIE in which Resolute Holdings is deemed the primary beneficiary and as a result, GPGI Holdings is consolidated pursuant to ASC 810, Consolidation (“ASC 810”). The assets, liabilities and non-controlling interests of GPGI Holdings were initially measured at the amounts in which they were carried in the accounting records of GPGI, the reporting entity that formerly controlled GPGI Holdings, with no adjustment to current fair values, and no recognition of gain or loss because Resolute Holdings and GPGI were both under common control. See Note 10 for the non-controlling interest recorded related to GPGI Holdings.

The Company’s financial statements are presented on a consolidated basis and include the results of operations and financial position of GPGI Holdings for the period in which control of GPGI Holdings occurred as though such control had occurred at the beginning of the period. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with ASC 850-50, the Company’s financial statements for the prior periods were retrospectively adjusted in the periods in which Resolute Holdings and GPGI Holdings were under common control. For periods in which Resolute Holdings and GPGI Holdings were not under common control, the financial statements presented are those of GPGI Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity. Thus, only the results of operations and cash flows of GPGI Holdings are presented for the period prior to the Inception Date.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of equity instruments and estimates of derivative liability associated with the Exchangeable Notes (as defined below), which were marked to market each quarter based on a Lattice model approach, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income, derivative asset for the interest rate swap, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An immaterial adjustment has been made to the consolidated statement of cash flows for the year ended December 31, 2024 to reclassify within cash flows from operating activities the change in other liabilities to non-cash operating lease expense and lease liabilities.

Variable Interest Entities

The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex and involve significant judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities from the purchase date of three months or less that can be readily converted into known amounts of cash. Cash and cash equivalents are held at recognized U.S. financial institutions. Interest earned is reported in the consolidated statements of operations. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.

Accounts Receivable

Accounts receivable are recognized net of allowances for credit losses. Allowance for credit losses are established based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. The Company did not recognize any allowance for credit losses during each of the years ended and as of December 31, 2025 and December 31, 2024. The accounts receivable balance was $40,448 and $47,449 as of December 31, 2023 and December 31, 2024, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, a basis that approximates the first-in, first out method. Inventories consist of raw material, work in process and finished goods. The Company establishes reserves as necessary for obsolete and excess inventory. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical experience, expected future sales volumes, the projected expiration of inventory and specifically identified obsolete inventory.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which ranges from one to ten years. Leasehold improvements are recorded at cost, less accumulated amortization, which is computed on straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives. No impairment charges or revisions in the estimated useful lives of property and equipment were made during the years ended December 31, 2025 and December 31, 2024.

Investments

The Company holds U.S. Treasury bills with original maturities of less than twelve months classified as short-term investments on the consolidated balance sheets. The Company’s short-term investments were presented at amortized cost of $44,126 and $0 as of December 31, 2025 and December 31, 2024, respectively.

In November 2024, the Company invested $1,500 in a Simple Agreement for Future Equity (“SAFE”) with Signify Holdings, Inc., also known as Rain Cards (“Rain Cards”). Rain Cards is an issuer with the Visa Network and offers solutions for card programs across a number of regions and use cases. In accordance with ASC 321, Investments, the Company originally elected to account for this investment at cost. On February 10, 2025, the Company’s Rain Cards SAFE investment was converted to an equity interest under the terms of the agreement. No impairment has been recorded on the Rain Cards SAFE investment during the year ended December 31, 2025 and December 31, 2024. Investment in Rain Cards is included as part of deposits and other assets on the consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. During the years ended December 31, 2025 and December 31, 2024, the majority of the Company’s revenue was earned from contracts from its top customers. Aggregate net revenue from the top two customers comprised approximately 55.2% and 61.8% of total net revenue for the years ended December 31, 2025 and December 31, 2024, respectively.

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of December 31, 2025 and December 31, 2024, respectively.

The Company invoices its customers at the time at which control is transferred, with payment terms ranging between 15 and 60 days depending on each individual contract. As the payment is due within 90 days of the invoice, a significant financing component is not included within the contracts.

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

The Company has a rebate program with certain customers allowing for a rebate based on achieving a certain level of shipped sales. This rebate is estimated and updated throughout the year and recorded against revenues and the related accounts receivable.

On occasion, the Company receives requests from customers to hold purchased products. The Company evaluates these requests as bill and hold arrangements. The Company recognizes revenue from such bill and hold arrangements in accordance with the guidance provided in ASC 606, which indicates that for a customer to have obtained control of a product in a bill and hold arrangement, all of the following criteria must be met: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the years ended December 31, 2025 and December 31, 2024, the Company recognized $1,168 and $8,085 of revenue under bill and hold arrangements, respectively.

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

Expense Allocation

From the Inception Date to the date of the Spin-Off, all expenses incurred by GPGI Holdings and GPGI for the benefit of and directly related to the ongoing operations of Resolute Holdings are reflected in the Company’s financial statements.

Shipping and Handling Costs

Shipping and handling are recognized in cost of goods sold in the consolidated statements of operations. Total shipping and handling costs were approximately $5,106 and $2,451 for the years ended December 31, 2025 and December 31, 2024, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and were $6,565 and $7,441 for the years ended December 31, 2025 and December 31, 2024, respectively.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expenses of approximately $5,187 and $4,782 for the years ended December 31, 2025 and December 31, 2024, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

Prior to the Inception Date, the Company’s sole income was generated by GPGI Holdings which is treated as a partnership for income tax purposes. From the Inception Date through the date of the Spin-Off, Resolute Holdings was a wholly owned subsidiary of GPGI Holdings, itself a wholly owned subsidiary of GPGI, and its income (loss) was generally attributable to GPGI for tax purposes. For periods after the Spin-Off, income taxes are applied to the income attributable to common stockholders as the income attributable to the non-controlling interest relates to that of GPGI Holdings, which is only consolidated for U.S. GAAP accounting purposes.

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company will continue to evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits, if any. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods.

Equity-Based Compensation

The Company has equity-based compensation plans which are described in more detail in Note 3. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. Certain employees of the Company (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which GPGI wishes for the Contractors to provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI (“Contractor Services”). Due to the common control of Resolute Holdings and GPGI during the year-ended December 31, 2025, the Company recognizes equity-based compensation expense for those Contractors. See Note 3 for a discussion of the valuation of equity-based compensation.

Market and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of investments in cash, cash equivalents, short-term investments, accounts receivable, and interest rate swaps. The Company’s primary exposure is credit risk on receivables as the Company does not require any collateral for its accounts receivable. Credit risk is the loss that may result from a trade customer’s or counterparty’s nonperformance. The Company uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, monitoring changes in a customer’s credit rating, employing credit mitigation measures such as analyzing customers’ financial statements, and accepting personal guarantees and various forms of collateral. The Company believes that its customers and counterparties will be able to satisfy their obligations under their contracts.

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

Fair Value Measurements

The Company determines fair value in accordance with ASC 820 Fair Value Measurement (“ASC 820”) which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (i.e. Level 1), to estimates determined using significant unobservable inputs (i.e. Level 3). The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels that may be used to measure fair value.

The Company’s financial assets and liabilities measured at fair value consisted of the interest rate swap. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2025 and December 31, 2024, the carrying values of cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The Exchangeable Notes (as defined below) were all converted during the year ended December 31, 2024. The Company accounts for financial assets and liabilities that are re-measured and reported at fair value at each reporting period in accordance with ASC 820. See Note 13.

Software Development Costs

The Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended. The Company capitalized $1,507 and $1,035 of software development costs for the years ended December 31, 2025 and December 31, 2024, respectively. Capitalized software costs are presented as part of deposits and other assets on the consolidated balance sheets. The carrying value of capitalized software costs was $1,666 and $985 as of December 31, 2025 and December 31, 2024, respectively. Capitalized software costs are amortized between two and three years and $875 and $0 was amortized during the years ended December 31, 2025 and December 31, 2024, respectively.

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

Share Repurchases

The Company’s stock repurchase program authorizes the Company to repurchase shares in open market and/or private transactions from time to time based on numerous factors, including, but not limited to, share price and other market conditions, the Company’s ongoing capital allocation planning, cash and debt levels, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to shareholders’ equity.

Segment Information

During the year ended December 31, 2025, the Company was managed and operated as two businesses given each of Resolute Holdings and GPGI Holdings are distinct operating businesses and legal entities that are consolidated only for U.S. GAAP accounting purposes. The Chief Executive Officer of Resolute Holdings is the Company’s chief operating decision-maker (“CODM”) who makes resource allocation decisions and assesses performance based on income from operations of each business.

Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates two reportable segments include the existence of the CompoSecure Management Agreement as Resolute Holdings’ sole source of revenue that is eliminated in consolidation, the similar nature of all of the products that GPGI Holdings sells, the separate and distinct organizational structure of each of Resolute Holdings and GPGI Holdings, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

Recent Accounting Pronouncements

On December 8, 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies and updates interim reporting requirements under ASC 270. The amendments aim to improve consistency and decision-usefulness by refining the objective of interim reporting and clarifying required updates for significant events and changes occurring during interim periods. For public business entities (“PBEs”), ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact that the adoption of ASU 2025-11 will have on the Company’s consolidated financial statements.

On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of ASU 2025-07 will have on the Company’s consolidated financial statements.

On September 18, 2025, the FASB released Accounting Standards Update No. 2025-06, Accounting for Internal-Use Software Costs (“ASU 2025-06”), which amends ASC 350-40 to modernize guidance for internal-use software. ASU 2025-06 introduces a principles-based approach to capitalization, replacing outdated stage-based guidance that did not align with modern development practices such as agile and iterative methods. The amendments apply to all entities that develop or acquire internal-use software, including website development costs. The Board issued this update to reduce complexity, improve consistency, and better reflect real-world software development processes. For all entities, ASU 2025-06 will become effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of ASU 2025-06 will have on the Company’s consolidated financial statements.

On May 12, 2025, the FASB released Accounting Standards Update No. 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which is based on an EITF Issue. ASU 2025-03 revised the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. For all entities, ASU 2025-03 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is still assessing the impact that the adoption of ASU 2025-03 will have on the Company’s consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for PBEs. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01, which revises the effective date of ASU 2024-03 “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is still assessing the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. For PBEs, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The amendments in this update require that PBEs on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The new guidance focuses on two specific disclosure areas: rate reconciliation and income taxes paid. The Company has adopted ASU 2023-09 for the years ended December 31, 2025 and December 31, 2024 and it did not have a material impact on the Company’s consolidated financial statements.

3. EQUITY-BASED COMPENSATION

The following table summarizes equity-based compensation expense included in selling, general and administrative expenses within the consolidated statements of operations under the Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (the “Resolute Equity Plan”) and the GPGI, Inc. 2021 Incentive Equity Plan (the “GPGI Equity Plan”). The Company is required to expense equity-based compensation granted under the GPGI Equity Plan due to the consolidation of GPGI Holdings and because GPGI and Resolute Holdings were under common control during the year ended December 31, 2025. Equity granted under the GPGI Equity Plan relates to GPGI Class A common stock and has no impact on Resolute Holdings’ common stock outstanding. In accordance with the GPGI Equity Plan, outstanding awards at the time of the Spin-Off were adjusted to maintain the aggregate intrinsic value of the awards (“Spin-Off Adjustment”) before and after the Spin-Off.

	Year ended December 31,
	2025	2024
Stock option expense	$3,334	$751
Restricted stock unit expense	19,680	16,417
Performance stock unit expense	3,785	2,587
Employee stock purchase plan	—	139
Total equity-based compensation expense	$26,799	$19,894

Resolute Equity Plan	$313	$—
GPGI Equity Plan	26,486	19,894
Total equity-based compensation expense	$26,799	$19,894

The following table sets forth the activity related to the Resolute Equity Plan for the year ended December 31, 2025:

Resolute Equity Plan Stock Option Activity

During the year ended December 31, 2025, Resolute Holdings granted options to members of the board of directors (the “Board”), excluding our Executive Chairman and Chief Executive Officer, that vest over four years. The fair value of each option award was estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which Resolute Holdings believed the option will remain outstanding. This assumption was based upon the historical and expected behavior of Resolute Holdings and GPGI Holdings employees. To determine volatility, Resolute Holdings used the historical closing values of comparable publicly held entities. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Share	(years)	(in thousands)
Outstanding at January 1, 2025	—	$—		$
Granted	109,432	$37.51
Exercised	—	$—		$
Outstanding at December 31, 2025	109,432	$37.51	9.4	$18,486
Vested and exercisable at December 31, 2025	—	$—	—	$—

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $1,824 and is expected to be recognized over a weighted average period of approximately 2.2 years. The weighted average grant date fair value of options granted during the year ended December 31, 2025 under the Resolute Equity Plan was $19.53 per share. There were zero options granted in 2024.

The following tables set forth the activity related to the GPGI Equity Plan for the year ended December 31, 2025:

GPGI Equity Plan Restricted Stock Unit Activity

Restricted stock units (“RSUs”) granted to Contractors and GPGI Holdings employees under the GPGI Equity Plan vest in tranches over a period of two years to seven years from the date of grant. The fair value of each RSU is based on the market value of GPGI’s stock on the date of grant and expensed on a straight-line basis over the required service period. The RSUs will generally be forfeited upon termination of an employee prior to vesting.

		Weighted Average Grant Date
	Number of Shares	Fair Value Per Share
Outstanding at January 1, 2025	6,081,715	$7.70
Granted	1,530,861	15.27
Spin-Off Adjustment	783,008	13.34
Vested	(2,306,722)	6.74
Forfeited	(155,347)	7.53
Nonvested at December 31, 2025	5,933,515	$10.47

Unrecognized compensation cost for restricted stock units under the GPGI Equity Plan as of December 31, 2025 totaled $33,908 and is expected to be recognized over a weighted average period of approximately 5.5 years.

GPGI Equity Plan Stock Option Activity

Options are granted to Contractors and GPGI Holdings employees under the GPGI Equity Plan that generally vest over four years. The fair value of each option award is estimated at the date of grant using the Black-Scholes option valuation model. The expected term assumption reflected the period for which the Company believes the option will remain outstanding. This assumption was based upon the historical and expected behavior of GPGI Holdings employees. To determine volatility, the Company used the historical closing values of comparable publicly held entities. The risk-free rate reflected the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant.

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual Term	Intrinsic Value
	Shares	Price Per Share	(years)	(in thousands)
Outstanding at January 1, 2025	2,034,213	$12.19		$
Granted	48,023	$20.22		$
Spin-Off Adjustment	336,573	$10.64		$
Exercised	(197,746)	$4.40		$
Outstanding at December 31, 2025	2,221,063	$11.21	8.3	$17,956
Vested and exercisable at December 31, 2025	704,510	$9.34	7.2	$7,004

Unrecognized compensation cost for stock options under the GPGI Equity Plan as of December 31, 2025 totaled $8,735 and is expected to be recognized over a weighted average period of approximately 2.8 years. Excluding the options granted for the Spin-Off Adjustment, the weighted average grant date fair value of options granted during the years ended December 31, 2025 and December 31, 2024 under the GPGI Equity Plan was $10.41 and $7.17 per share, respectively.

GPGI Equity Plan Performance and Market based Stock Unit Activity

Performance stock units (“PSUs”) with performance conditions are granted to GPGI Holdings employees and are valued based on the market value of GPGI’s stock on the date of grant and expensed based on the probability of achieving performance targets. PSUs with market conditions are valued using a Monte Carlo simulation model that utilizes significant assumptions, including volatility and the probability of satisfying the market condition and are expensed ratably over the service period.

		Weighted Average Grant Date
	Number of Shares	Faire Value Per Share
Outstanding at January 1, 2025	1,755,531	$6.48
Granted	—	—
Spin-Off Adjustment	297,783	13.34
Vested	(262,803)	8.68
Nonvested at December 31, 2025	1,790,511	$7.93

Unrecognized compensation cost for performance and market-based stock units under the GPGI Equity Plan as of December 31, 2025 totaled $2,307 and is expected to be recognized over a weighted average period of approximately 1.0 years.

4. INCOME TAXES

The Company recorded income tax expense (benefit) of $885 and $(24) for the years ended December 31, 2025, and December 31, 2024, respectively. Income (loss) before income taxes for the years ended December 31, 2025 and December 31, 2024 consisted of the following:

	Year ended December 31,
	2025	2024
Domestic income (loss) before income taxes	$134,903	$110,122

The components of the provision for income taxes for the years ended December 31, 2025 and December 31, 2024 consisted of the following:

	Year ended December 31,
	2025	2024
Federal	$706	$—
State	335	—
Total current	1,041	—

Federal	(108)	(14)
State	(48)	(10)
Total deferred	(156)	(24)
Total income tax expense (benefit)	$885	$(24)

The Company’s effective tax rate was 0.7% and (0.0)% for the years ended December 31, 2025 and December 31, 2024, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the income attributable to the non-controlling interest in GPGI Holdings is pass-through income which flows through to its 100% owner GPGI. Additional reconciling differences include non-deductible equity based compensation from the GPGI Equity Plan, disallowed compensation expense related to excess officers’ compensation, and expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at GPGI.

A reconciliation of the Company’s statutory U.S. federal income tax rate to the effective income tax rate for the years ended December 31, 2025 and December 31, 2024 is as follows:

	Year ended December 31, 2025		Year ended December 31, 2024
U.S. federal statutory tax rate	$28,330%	21.00	$23,126%	21.00
State and local taxes, net of federal benefit	253	0.19	(8)	(0.01)
Non-taxable or non-deductible items	1,603	1.19	—	—
Income attributable to non-controlling interest	(29,388)	(21.78)	(23,621)	(21.44)
Other	87	0.06	479	0.43
Income tax expense (benefit)	$885%	0.66	$(24)%	(0.02)

The Company had net deferred tax assets of $180 and $24 as of December 31, 2025 and December 31, 2024, respectively. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and have not recorded a valuation allowance as the “more likely than not” criteria to utilize the deferred tax assets is expected to be satisfied. No valuation allowance was recorded for the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025, the Company has no net operating losses available.

	Year ended December 31,
	2025	2024
Net operating losses	$—	$24
Debt issuance costs	19	—
Formation costs	73	—
Equity based compensation - Resolute Equity Plan	88	—
Total deferred tax assets	180	24
Valuation allowance	—	—
Total deferred tax assets, net of allowance	$180	$24

The Company paid $1,093 of income taxes during the year ended December 31, 2025 and $0 during the year ended December 31, 2024 as prior to the Inception Date the Company solely generated income from GPGI Holdings which is pass-through income that flows through to its 100% owner GPGI. Taxes paid for the years ended December 31, 2025 and Decembers, 31, 2024 consisted of the following:

	Year ended December 31,
	2025	2024
U.S. Federal	$626	$—
U.S. State and Local
New York	86	—
New York City	86	—
New Jersey	295	—
Total income taxes paid	$1,093	$—

On July 4, 2025, the One, Big, Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The OBBB did not have a material impact on the Company’s financial statements.

There were no uncertain tax positions taken, or expected to be taken in a tax return, that would be determined to be an unrecognized tax benefit on the Company’s consolidated financial statements for the years ended December 31, 2025 and December 31, 2024.

5. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders for the years ended December 31, 2025 and December 31, 2024, respectively.

	Year ended December 31,
	2025	2024
Basic and diluted:
Net income (loss)	$134,018	$110,146
Less: Net (income) loss attributable to non-controlling interest	(139,941)	(112,480)
Net income (loss) attributable to common stockholders	$(5,923)	$(2,334)
Weighted average common shares outstanding used in computing attributable net income (loss) per share	8,523,124	8,525,998
Net income (loss) per share attributable to common stockholders - basic & diluted	$(0.69)	$(0.27)

Basic net income (loss) per share attributable to common stockholders for the years ended December 31, 2025 and December 31, 2024 was calculated by dividing net loss attributable to common stockholders of $5,923 and $2,334, respectively, divided by 8,523,124 and 8,525,998 of weighted average common shares outstanding, respectively. Since all of the Resolute Equity Plan awards outstanding as of December 31, 2025 were antidilutive, diluted net loss per share is equal to the basic net loss per share.

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

The following amounts were not included in the calculation of net income (loss) per diluted share attributable to common stockholders because their effects were anti-dilutive:

	Year ended December 31,
	2025	2024
Potentially dilutive securities:
Resolute Equity Plan awards	109,432	—

6. INVENTORIES

The Company’s major classes of inventories at GPGI Holdings were as follows:

	December 31, 2025	December 31, 2024
Raw materials	$43,791	$46,109
Work in process	3,673	1,024
Finished goods	1,581	505
Inventory reserve	(4,831)	(2,805)
	$44,214	$44,833

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	December 31, 2025	December 31, 2024
Machinery and equipment	5 - 10 years	$42,305	$38,012
Furniture and fixtures	3 - 5 years	50	33
Computer equipment	3 - 5 years	528	46
Leasehold improvements	Shorter of lease term or estimated useful life	13,045	11,711
Vehicles	5 years	88	88
Software	2 - 3 years	2,016	1,718
Construction in progress		3,097	2,664
Total		61,129	54,272
Less: Accumulated depreciation and amortization		(39,326)	(30,824)
Property and equipment, net		$21,803	$23,448

Depreciation and amortization expense for property and equipment was $8,502 and $9,174 for the years ended December 31, 2025 and December 31, 2024, respectively.

8. DEBT

Resolute Credit Agreement

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as lender (the “Resolute Credit Agreement”). The Resolute Credit Agreement provided for a $5,000 senior secured revolving credit facility available to be used by Resolute Holdings. Prior to the refinancing noted below, the revolving credit facility originally matured on May 31, 2026. Borrowings of the revolving loans shall bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S. or (b) 2.5% or (ii) a Term SOFR based benchmark rate for the applicable interest period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.25%. The terms of the revolving credit facility imposed financial covenants, measured at the Resolute Holdings legal entity level, including a minimum liquidity ratio, a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 1.50 to 1.00 on the last day of any fiscal quarter. The revolving credit facility is subject to an unused commitment fee of 0.25%.

As of December 31, 2025 and December 31, 2024, there was no balance outstanding on the Resolute Credit Agreement. As of December 31, 2025, there was $5,000 of availability for borrowing under the Resolute Credit Agreement. Creditors of the Resolute Credit Agreement have no recourse to any assets or liabilities of GPGI Holdings.

On February 20, 2026, Resolute Holdings entered into a new credit agreement to replace the existing Resolute Credit Agreement. See Note 19.

GPGI Holdings Credit Facility

On August 7, 2024, GPGI Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “GPGI Holdings Credit Facility”). The GPGI Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200,000 (the “GPGI Holdings Term Loan”) and a revolving credit facility of $130,000 (the “GPGI Holdings Revolver”). Prior to the refinancing noted below, the GPGI Holdings Credit Facility had a maturity date of August 7, 2029. GPGI pledged its ownership interests in GPGI Holdings (representing 100% ownership) as collateral pursuant to a pledge and security agreement with the lenders under the GPGI Holdings Credit Facility.

On December 30, 2024, GPGI Holdings, together with its operating subsidiaries, executed Amendment No. 1 to the GPGI Holdings Credit Facility (the “December 2024 Amendment”) to allow GPGI to facilitate the Spin-Off. There were no changes to the lenders as a result of the December 2024 Amendment and the December 2024 Amendment was accounted for as a debt modification. In connection with the December 2024 Amendment, the Company incurred $215 in lenders fees which were capitalized and will be amortized to interest expense through the maturity of the GPGI Holdings Credit Facility.

The GPGI Holdings Credit Facility required the Company to make quarterly principal payments until maturity, at which point a balloon principal payment is due for the outstanding principal. The GPGI Holdings Credit Facility also required the Company to make monthly interest payments as well as pay a quarterly unused commitment fee of 0.35% for any unused portion of the GPGI Holdings Revolver. The GPGI Holdings Credit Facility provided for GPGI Holdings to prepay the GPGI Term Loan without penalty or premium. The GPGI Holdings Credit Facility was secured by substantially all of the assets of GPGI Holdings.

Interest on the GPGI Holdings Revolver and the GPGI Holdings Term Loan were based on outstanding principal amount during the interest period multiplied by the quoted SOFR rate plus the applicable margin of 1.75% to 2.75% based on GPGI Holdings’ leverage ratio. At December 31, 2025 and December 31, 2024, the effective interest rate on the GPGI Holdings Revolver and GPGI Holdings Term Loan was 5.97% and 6.81% per year, respectively.

The Company recognized $13,188 and $15,689 of interest expense related to the GPGI Holdings Credit Facility for the years ended December 31, 2025 and December 31, 2024, respectively.

The GPGI Holdings Credit Facility contained certain financial covenants including a minimum interest coverage ratio, a maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio related to financial performance solely at GPGI Holdings. As of December 31, 2025 and December 31, 2024, GPGI Holdings was in compliance with all financial covenants. The fair value of the GPGI Holdings Credit Facility approximates the carrying value for all periods presented. Creditors of the GPGI Holdings Credit Facility have no recourse to any assets or liabilities of Resolute Holdings.

As of December 31, 2025 and December 31, 2024, there were no balances outstanding on the GPGI Holdings Revolver. As of December 31, 2025, there was $130,000 of availability for borrowing at GPGI Holdings under the GPGI Holdings Revolver. On January 12, 2026, GPGI Holdings repaid in full all outstanding obligations under the GPGI Holdings Credit Facility, with no early termination penalties or prepayment premiums incurred. On January 14, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings entered into a new credit facility consisting of a $1,200,000 term loan and $400,000 revolver and also issued $900,000 in senior secured notes. See Note 19 for more information.

The balances payable under all GPGI Holdings borrowing facilities are as follows:

	December 31,	December 31,
	2025	2024
	Term Loan	Term Loan
Loan Balance	$186,250	$197,500
Less: current portion of term loan (scheduled payments)	(15,000)	(11,250)
Less: net deferred financing costs	(1,459)	(1,861)
Total Long Term debt	$169,791	$184,389

The maturity of all the GPGI Holdings borrowings facilities as of December 31, 2025 is as follows:

2026	$15,000
2027	16,250
2028	20,000
2029	135,000
Total	$186,250

In order to hedge GPGI Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the GPGI Holdings Credit Facility, GPGI Holdings entered into an interest rate swap agreement with Bank of America on January 11, 2022, with an effective date of December 5, 2023 for a notional amount of $125,000 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement is settled at the end of the month between the parties and is designated as a cash flow hedge for accounting purposes. The Interest Rate Swap Agreement expired in December 2025.

The Company reflects the realized gains and losses of the actual monthly settlement activity of the Interest Rate Swap Agreement through interest income or expense in its consolidated statements of operations. The Company reflects the unrealized changes in fair value of the Interest Rate Swap Agreement at each reporting period in other comprehensive income. A derivative asset or liability is recognized at each reporting period in the Company’s consolidated balance sheets for the Interest Rate Swap Agreement. Interest related to the Interest Rate Swap Agreement converted from LIBOR to SOFR in February 2023. The Company determined the fair value of the Interest Rate Swap Agreement to be zero at the inception of the agreement and $2,749 as of December 31, 2024. Upon the swap’s maturity in December 2025, the derivative asset was derecognized and $0 remained in accumulated other comprehensive income related to this hedge as of December 31, 2025.

GPGI Holdings Exchangeable Senior Notes

On April 19, 2021 , GPGI and GPGI Holdings entered into subscription agreements (the “Note Subscription Agreements”) with certain investors (“Notes Investors”) pursuant to which such Notes Investors, severally and not jointly, purchased on December 27, 2021, exchangeable notes issued by GPGI Holdings and guaranteed by its operating subsidiaries, CompoSecure, L.L.C. and Arculus Holdings, L.L.C., in an aggregate principal amount of up to $130,000 that were exchangeable into shares of Class A common stock of GPGI at an initial conversion price of $11.50 per GPGI share, subject to the terms and conditions of an indenture (the “Indenture”) entered into by GPGI and its wholly owned subsidiary, GPGI Holdings, and the trustee under the Indenture (“Exchangeable Notes”).

All Exchangeable Notes were exchanged prior to November 29, 2024. An aggregate of $130,000 of the Exchangeable Notes were surrendered and exchanged for an aggregate of 13,587,565 newly-issued shares of GPGI Class A Common Stock. As a result of the exchange, all Exchangeable Notes were extinguished.

The Company assessed all terms and features of the Exchangeable Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchangeable Notes, including the conversion, put and call features. In consideration of these provisions, the Company determined that the optional redemption with a make-whole provision feature required bifurcation as a derivative liability. The fair value of the optional redemption with a make-whole provision feature was determined based on the difference between the fair value of the Exchangeable Notes with the redemption with a make-whole provision feature and the fair value of the Exchangeable Notes without the redemption with a make-whole provision feature. The Company employed a Lattice model to determine the fair value of the derivative liability upon issuance of the Exchangeable Notes and at the end of each reporting period when the derivative liability was remeasured to its fair value. The Company recorded a favorable (unfavorable) change in fair value of $0 and $(425) for the years ended December 31, 2025 and December 31, 2024, respectively. The derivative liability was written off when the Exchangeable Notes were surrendered and exchanged in 2024.

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $0 and $4,568 respectively, of interest expense related to the Exchangeable Notes at the effective interest rate of 7.4%.

9. ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31, 2025	December 31, 2024
Bonuses	$17,470	$9,069
Customer deposits	9,464	668
Sales tax	5,331	476
Other	16,098	20,878
	$48,363	$31,091

10. EQUITY STRUCTURE

Shares Authorized

As of December 31, 2025, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of December 31, 2025, there were 8,500,694 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

Spin-Off

On February 28, 2025, GPGI distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date. Each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI common stock then held. There were 8,525,998 common shares of the Company distributed as a result of the Spin-Off.

Non-controlling Interest

Non-controlling interest represents direct interests held in GPGI Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in GPGI Holdings as GPGI Holdings is a wholly owned subsidiary of GPGI. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate GPGI Holdings because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in GPGI Holdings that are held by GPGI as a non-controlling interest in the Company’s consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Consolidated Statements of Operations to derive net income or loss attributable to common stockholders. Refer to Note 14 for segment financial information of the Company.

Treasury Stock

On February 8, 2025, our Board authorized a stock repurchase program under which we may repurchase shares of our common stock. The Board subsequently authorized an increase to the repurchase program on December 9, 2025. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the year ended December 31, 2025, the Company repurchased an aggregate of 25,304 shares in open market transactions at an average price of $162.14 per share for an aggregate purchase price of $4,103. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire treasury stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to stockholders’ equity.

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

As of December 31, 2025, the Company’s leases have remaining lease terms of one to ten years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Four of the Company’s leases provide an early termination option, however, the option was not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date. Significant assumptions and judgments are made in the determination of the discount rate for leases.

The weighted-average remaining lease term for the Company’s leases is 5.6 years as of December 31, 2025. The weighted-average discount rate used in the measurement of the lease liabilities was 6.64% as of December 31, 2025.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Year ended
	December 31,
	2025	2024
Operating lease cost	$2,690	$2,336
Variable lease cost	1,083	929
Total lease cost	$3,773	$3,265

Future minimum commitments under all non-cancelable operating leases as of December 31, 2025 are as follows:

2026	$2,882
2027	2,276
2028	2,240
2029	1,784
2030	1,407
Later years	2,447
Total lease payments	13,036
Less: Imputed interest	(2,466)
Present value of lease liabilities	$10,570

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year ended
	December 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,718	$2,446
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$6,613	$—

12. RETIREMENT PLANS

Defined Contribution Plan

Resolute Holdings has a 401(k) profit sharing plan for all full-time employees. Resolute Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. GPGI Holdings has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. Beginning in January 2025 and through December 31, 2025, GPGI Holdings matched contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. Prior to January 2025, GPGI Holdings matched 100% of the first 1% of employees’ plan compensation and 50% of the employees’ plan compensation in excess of 1% and up to 6%. Retirement plan expense for the years ended December 31, 2025 and December 31, 2024 was approximately $2,600 and $1,962, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$—	$—	$—
December 31, 2024
Assets Carried at Fair Value:
Derivative asset - interest rate swap	$—	$2,749	$—	$2,749

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis.

Derivative asset - interest rate swap

The Company is exposed to interest rate risk on variable interest rate debt obligations. To manage interest rate risk, the Company entered into the Interest Rate Swap Agreement which matured in December 2025. See Note 8.

14. SEGMENTS

The Company is managed and operated as two businesses given each of Resolute Holdings and GPGI Holdings are distinct operating businesses and legal entities that are consolidated only for U.S. GAAP accounting purposes. Intercompany transactions consisting of management fees paid by GPGI Holdings to Resolute Holdings along with expenses incurred by Resolute Holdings while still as a wholly owned subsidiary of GPGI Holdings are also eliminated in consolidation.

The Chief Executive Officer of Resolute Holdings is the Company’s CODM who makes resource allocation decisions and assesses performance based on income from operations of each business. Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates two reportable segments include the existence of the CompoSecure Management Agreement as Resolute Holdings’ sole source of revenue that is eliminated in consolidation, the similar nature of all of the products that GPGI Holdings sells, the separate and distinct organizational structure of each of Resolute Holdings and GPGI Holdings, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

The following tables present each reportable segment’s statements of operations for the years ended December 31, 2025 and December 31, 2024:

	Year ended				Year ended
	December 31, 2025				December 31, 2024
	($ in thousands)				($ in thousands)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Management fees	$12,278	$—	$(12,278)	$—	$—	$—	$—	$—
Product sales	—	462,055	—	462,055	—	420,571	—	420,571
Net sales	12,278	462,055	(12,278)	462,055	—	420,571	—	420,571
Cost of sales	—	201,843	—	201,843	—	201,344	—	201,344
Gross profit	12,278	260,212	(12,278)	260,212	—	219,227	—	219,227

Salaries and benefits	9,003	44,558	(948)	52,613	1,221	43,956	(1,164)	44,013
Equity-based compensation	5,470	22,052	(723)	26,799	1,046	19,894	(1,046)	19,894
Professional fees	1,361	10,990	(139)	12,212	67	9,890	(11)	9,946
Marketing	—	5,187	—	5,187	—	4,771	—	4,771
Subscriptions	531	—	—	531	—	—	—	—
Other operating expenses	1,202	18,409	—	19,611	24	14,032	—	14,056
Management fees	—	12,278	(12,278)	—	—	—	—	—
Total selling, general and administrative expenses	17,567	113,474	(14,088)	116,953	2,358	92,543	(2,221)	92,680

Income from operations	(5,289)	146,738	1,810	143,259	(2,358)	126,684	2,221	126,547

Interest income	261	5,210	—	5,471	—	4,579	—	4,579
Interest (expense)	(10)	(13,188)	—	(13,198)	—	(20,177)	—	(20,177)
Other	—	(629)	—	(629)	—	(827)	—	(827)
Total other income (expense)	251	(8,607)	—	(8,356)	—	(16,425)	—	(16,425)

Income (loss) before income taxes	(5,038)	138,131	1,810	134,903	(2,358)	110,259	2,221	110,122
Income tax (expense)	(885)	—	—	(885)	24	—	—	24
Net income (loss)	$(5,923)	$138,131	$1,810	$134,018	$(2,334)	$110,259	$2,221	$110,146

Depreciation and amortization	$—	9,377	—	9,377	$—	9,174	—	9,174
Capital expenditures	$—	8,364	—	8,364	$—	8,445	—	8,445

The following tables present each reportable segment’s balance sheet as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
	($ in thousands)				($ in thousands)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,410	$156,959	$—	$161,369	$—	$71,589	$—	$71,589
Short-term investments	3,050	41,076	—	44,126	—	—	—	—
Accounts receivable	4,032	44,220	(4,032)	44,220	—	47,449	—	47,449
Inventories, net	—	44,214	—	44,214	—	44,833	—	44,833
Prepaid expenses and other current assets	417	3,125	—	3,542	—	2,696	—	2,696
Deferred tax asset	180	—	—	180	24	—	—	24
Total current assets	12,089	289,594	(4,032)	297,651	24	166,567	—	166,591

Property and equipment, net	—	21,803	—	21,803	—	23,448	—	23,448
Right of use assets, net	1,059	8,898	—	9,957	—	5,404	—	5,404
Derivative asset - interest rate swap	—	—	—	—	—	2,749	—	2,749
Deposits and other assets	—	4,004	—	4,004	—	3,600	—	3,600
Total assets	13,148	324,299	(4,032)	333,415	24	201,768	—	201,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	45	11,814	66	11,925	—	5,691	—	5,691
Accrued expenses	5,522	46,873	(4,032)	48,363	814	30,954	(677)	31,091
Current portion of long-term debt	—	15,000	—	15,000	—	11,250	—	11,250
Current portion of lease liabilities – operating leases	79	2,160	—	2,239	—	2,113	—	2,113
Total current liabilities	5,646	75,847	(3,966)	77,527	814	50,008	(677)	50,145

Long-term debt, net of deferred financing costs	—	169,791	—	169,791	—	184,389	—	184,389
Lease liabilities, operating leases	979	7,352	—	8,331	—	3,888	—	3,888
Total liabilities	6,625	252,990	(3,966)	255,649	814	238,285	(677)	238,422

Additional paid-in capital	18,883	—	—	18,883	1,544	—	—	1,544
Accumulated deficit	(8,257)	—	—	(8,257)	(2,334)	—	—	(2,334)
Treasury stock	(4,103)	—	—	(4,103)
Total stockholders' equity (deficit)	6,523	—	—	6,523	(790)	—	—	(790)
Non-controlling interest	—	71,309	(66)	71,243	—	(36,517)	677	(35,840)
Total equity (deficit)	6,523	71,309	(66)	77,766	(790)	(36,517)	677	(36,630)
Total liabilities and stockholders' equity (deficit)	$13,148	$324,299	$(4,032)	$333,415	$24	$201,768	$—	$201,792

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

Following the execution of the CompoSecure Management Agreement on February 28, 2025, GPGI Holdings is deemed to be a VIE in which Resolute Holdings is the primary beneficiary and GPGI Holdings is consolidated due to the terms of the CompoSecure Management Agreement pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates in exchange for the CompoSecure Management Fee. The nature of Resolute Holdings’ involvement in GPGI Holdings’ activities is outlined in the CompoSecure Management Agreement. Creditors of Resolute Holdings have no recourse to the assets or liabilities of GPGI Holdings, and creditors of GPGI

Holdings have no recourse to the assets or liabilities of Resolute Holdings. Resolute Holdings has no obligation to provide any financial support to GPGI Holdings. See Note 14 for details of GPGI Holdings’ assets and liabilities.

16. GEOGRAPHIC INFORMATION AND CONCENTRATIONS

As of December 31, 2025, the Company’s headquarters and substantially all of its operations, including its long-lived assets, are located in the United States. Geographical sales information based on the location of the customer was as follows:

	Year ended December 31,
	2025	2024
Net sales by region:
Domestic	$399,635	$343,465
International	62,420	77,106
Total	$462,055	$420,571

Resolute Holdings’ sole customer and source of revenue during the year ended December 31, 2025 is GPGI Holdings. Resolute Holdings generates management fee revenue from the CompoSecure Management Agreement. Pursuant to the CompoSecure Management Agreement, GPGI Holdings shall pay Resolute Holdings the CompoSecure Management Fee in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months Management Agreement Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. During the year ended December 31, 2025, Resolute Holdings recognized $12,278 of fees related to the CompoSecure Management Agreement, which is eliminated in consolidation. The following table summarizes the calculation of the CompoSecure Management Fee accrual for the three months ended December 31, 2025:

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
CompoSecure Management Agreement Adjusted EBITDA	$40,993	$45,537	$44,555	$30,190
LTM Management Agreement Adjusted EBITDA	161,275
Fee rate	2.50%
CompoSecure Management Fee from Oct 1, 2025 to Dec 31, 2025	$4,032

GPGI Holdings’ principal direct customers as of December 31, 2025 consist primarily of leading international and domestic banks and other payment card issuers primarily within the U.S., with additional direct and indirect customers in Europe, Asia, Latin America, Canada, and the Middle East. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses, if necessary.

Two customers individually accounted for more than 10% of the Company’s revenue, or 55.2% and 61.8% combined, of total revenue for the years ended December 31, 2025 and December 31, 2024, respectively. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 71% and four customers individually accounted for more than 10% or approximately 63% of total accounts receivable as of December 31, 2025 and December 31, 2024, respectively.

The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2025. The Company primarily relied on one vendor that individually accounted for more than 10% of purchases of supplies for the year ended December 31, 2024.

17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $13,036 of minimum undiscounted future lease payments and a present value of $10,570. See Note 11 for further details.

Litigation

The Company may be, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Litigation costs are expensed as incurred.

18. RELATED PARTY TRANSACTIONS

After the Spin-Off and execution of the CompoSecure Management Agreement and through December 31, 2025, the Company and GPGI were under common control by Tungsten and its affiliates including Resolute Compo Holdings, LLC and Resolute ManCo Holdings LLC. See Note 1 for further details on the CompoSecure Management Agreement.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a Separation and Distribution Agreement with GPGI, pursuant to which GPGI delivered 100% of the issued and outstanding shares of Resolute Holdings’ common stock to the distribution agent for the Spin-Off to effectuate the delivery of the shares of Resolute Holdings’ common stock to GPGI’s stockholders by means of a pro rata dividend. The Separation and Distribution Agreement also set out the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between Resolute Holdings and GPGI Holdings following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and GPGI Holdings, and tax and other matters.

In connection with the Spin-Off, Resolute Holdings entered into a Letter Agreement with GPGI (“Letter Agreement”), pursuant to which GPGI will (i) delegate by resolution of the GPGI board of directors the authority to Resolute Holdings to approve issuances of GPGI equity for M&A and equity awards, (ii) issue GPGI equity pursuant to those delegations, (iii) make customary representations, warranties and covenants in connection with any acquisition, business combination transaction or other transaction that is intended to qualify in whole or in part as tax-free for U.S. federal income tax purposes, and is entered into, in each case, in accordance with the CompoSecure Management Agreement and (iv) make filings and deliver notices in connection with the performance of Resolute Holdings’ duties and obligations under the CompoSecure Management Agreement. The Letter Agreement is coterminous with the CompoSecure Management Agreement.

Certain Contractors of GPGI subject to the Contractor Agreements are also employees of the Company. In exchange for the Contractor Services, the Contractors shall be eligible to receive grants of restricted stock units or other equity incentive awards as determined by GPGI and shall remain eligible to vest in any equity incentive awards previously granted to Contractor by GPGI. Grants made under the Contractor Agreements are included in the disclosures in Note 3.

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

In connection with the completion of the Spin-Off, Resolute Holdings entered into a U.S. State and Local Tax Sharing Agreement with GPGI (“Tax Sharing Agreement”) that governs the respective rights, responsibilities, and obligations of GPGI and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters in jurisdictions and for taxable periods in which Resolute Holdings is required to file tax returns on a consolidated, combined, unitary or other group basis with GPGI (“Combined

Returns”). Among other things, the Tax Sharing Agreement (i) allocates responsibility for the preparation and filing of Combined Returns and the payment of taxes due in connection therewith, (ii) determines the appropriate allocation of any such tax liability between Resolute Holdings and GPGI, (iii) requires compensation to be paid by GPGI to Resolute Holdings to the extent GPGI uses any tax attributes properly allocable to Resolute Holdings to offset taxes otherwise allocable to GPGI, and vice versa, (iv) allocates responsibility for the conduct of tax contests arising with respect to Combined Return, and (v) ensures that the parties are aligned on cooperating and coordinating with respect to Combined Returns.

On February 28, 2025, upon the completion of the Spin-Off, Roger Fradin resigned from the board of directors of GPGI for personal reasons and not as a result of any disagreement with management or any matter relating to GPGI’s operations, policies or practices. In connection with Mr. Fradin’s resignation, GPGI entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), effective as of the date of Mr. Fradin’s resignation, for a period of 12 months subject to automatic renewal for 12-month periods unless earlier terminated in accordance therewith. Pursuant to the Board Adviser Agreement, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the board of directors of GPGI in exchange for which Fradin Consulting will receive an annual cash retainer fee of $50, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of GPGI common stock with a fair market value, as defined in the Third Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy, of $150.

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote. Mr. John Cote is the managing member of SRM. The Company recognized $359 and $0 during the years ended December 31, 2025 and December 31, 2024, respectively, in selling, general, and administrative expense.

GPGI is the sole member of GPGI Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of GPGI Holdings, GPGI from time to time receives distributions from GPGI Holdings and GPGI Holdings from time to time will pay expenses on behalf of GPGI. There was $21,659 and $43,382 of distributions to GPGI from GPGI Holdings during the years ended December 31, 2025 and December 31, 2024, respectively.

On January 12, 2026, Resolute Holdings entered into a Corporate Name License Agreement with GPGI (“Trademark Agreement”). Under the Trademark Agreement, Resolute Holdings granted to GPGI a non-exclusive, non-sublicensable, non-transferable, worldwide license to use certain trademarks owned by Resolute Holdings (the “Licensed Marks”) in its corporate name, business name, trade name, and related taglines. GPGI is required to pay an annual fee of $0.5, due within 30 days of the effective date and each annual anniversary during the term, subject to mutually agreed adjustments if the parties conduct a formal valuation of the Licensed Marks. The agreement automatically renews for successive one-year periods, unless terminated by either party with respect to any entity subject to any management agreement with Resolute Holdings.

19. SUBSEQUENT EVENTS

On January 2, 2026, the Board unanimously approved and recommended the reincorporation of Resolute Holdings from the State of Delaware to the State of Nevada (the “Nevada Reincorporation”). On January 22, 2026, Tungsten delivered to the Company a written consent approving the Nevada Reincorporation. The Nevada Reincorporation was completed on March 2, 2026.

On January 12, 2026, GPGI closed the Husky Transaction for aggregate consideration of approximately $4.976 billion, comprised of cash and approximately 106.1 million shares of GPGI’s Class A Common Stock. In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into the Husky Management Agreement on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of the Husky Management Fee. The Company expects to begin recognizing revenue from the Husky Management Fee in the first fiscal quarter of 2026, which will be eliminated in consolidation. The Company expects to consolidate the results of Husky Holdings as of January 12, 2026. Given the recent date of the Husky Transaction, we have not yet finalized the accounting and thus the estimated financial impact of the Husky Transaction on the Company cannot be determined as of the date of this report, including the purchase price allocation, assets and liabilities transferred, goodwill and intangibles to be recorded, and pro forma revenue and earnings and material adjustments related to the acquisition. However, the Company expects that the Husky Transaction will have a material impact on its consolidated financial statements and condition. As a result of the Husky Transaction, Resolute Holdings and GPGI were no longer under common control for accounting purposes under U.S. GAAP as Tungsten’s ownership of GPGI was reduced below the requisite ownership threshold.

On January 12, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under the GPGI Holdings Credit Facility, with no early termination penalties or prepayment premiums incurred. As a result of the Husky Transaction, GPGI Holdings’ wholly owned subsidiaries, CompoSecure, L.L.C. and Husky Holdings assumed approximately $2.1 billion of debt (the “Assumed Husky Debt”) and GPGI Holdings became a guarantor of the Assumed Husky Debt. On January 14, 2026, the Assumed Husky Debt was refinanced, whereby GPGI Holdings, as borrower, entered into a new credit facility consisting of a $1,200,000 term loan maturing in 2033 and a $400,000 revolving credit facility maturing in 2031, and also issued $900,000 in 5.625% Senior Secured Notes due 2033.

On January 12, 2026, Resolute Holdings entered into the Trademark Agreement with GPGI. See Note 18.

On February 20, 2026, Resolute Holdings entered into a new $30,000 senior secured revolving credit facility maturing on February 20, 2031 (the “2026 Resolute Credit Agreement”) to replace the existing Resolute Credit Agreement which was undrawn prior to the refinancing. The 2026 Resolute Credit Agreement also has an uncommitted incremental facility equal to the greater of $10,000 and 20% of EBITDA for the period of four fiscal quarters ended on or most recently prior to incurrence of the incremental facility. Borrowings under 2026 Resolute Credit Agreement bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S., or (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) in each case plus an applicable margin of 1.00%, or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.0%% per annum) plus an applicable margin of 2.00%. The terms of the 2026 Resolute Credit Agreement impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 3.00 to 1.00 on the last day of any fiscal quarter. The revolving credit facility is subject to an unused commitment fee of 0.25%.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2025 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

●pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
●provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
●provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2025, we maintained effective internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

As an emerging growth company under Section 103 of the JOBS Act, we are not required to provide, and this report does not include, an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, the Company continued the implementation of corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, and stock administration, subsequent to the completion of the Spin-Off on February 28, 2025. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans.

During the quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Director Election Proposal” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Conduct, our Insider Trading Policy and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

The text of our Code of Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), is posted in the

“Corporate Governance” section of the Investor Relations section of our website, www.resoluteholdings.com. A copy of the Code of Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC and New York Stock Exchange.

The information presented on any website (including our website) referenced in this Annual Report on Form 10-K is not a part of this Annual Report on Form 10-K and any reference thereto is intended to be an inactive textual reference only.

Item 11. Executive Compensation

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Beneficial ownership of securities

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Securities authorized for issuance under equity compensation plans

The information required to be disclosed by this Item with respect to our equity compensation plans is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Auditor Ratification Proposal” contained in the 2026 Proxy Statement, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:
Exhibit No.
2.1

Separation and Distribution Agreement, dated February 28, 2025, by and between GPGI, Inc. (f/k/a CompoSecure, Inc.) and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025)

2.2	Plan of Conversion of Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

3.2	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

4.1*	Description of the registrant’s Common Stock

10.1

Management Agreement, dated February 28, 2025, by and between GPGI Holdings, L.L.C. (f/k/a CompoSecure Holdings, L.L.C.) and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.2

Registration Rights Agreement, dated February 28, 2025, by and between Resolute Compo Holdings LLC and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.3+	Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.4*	Form of Indemnification Agreement

10.5+	Amended and Restated Offer Letter with David Cote (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.6+	Amended and Restated Offer Letter with Thomas Knott (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.7+	Amended and Restated Offer Letter with Kurt Schoen (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.8

U.S. State and Local Tax Sharing Agreement, dated February 28, 2025, by and between GPGI, Inc. (f/k/a CompoSecure, Inc.) and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.9

Letter Agreement, dated February 28, 2025, by and between GPGI, Inc. (f/k/a CompoSecure, Inc.) and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.10

Credit Agreement, dated February 28, 2025, by and between the registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.11+

Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.12+

Second Amended and Restated Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.13+	Option Conversion Program for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed with the SEC on August 7, 2025).

10.14*	Management Agreement, dated as of January 12, 2026, by and between Husky Holdings LLC (f/k/a Forge New Holdings, LLC) and Resolute Holdings Management, Inc.

10.15*	Credit Agreement, dated February 20, 2026, by and between the registrant and JPMorgan Chase Bank, N.A.

16.1

Letter from Grant Thornton LLP to the U.S. Securities and Exchange Commission, dated January 12, 2026 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2026.

19.1	Resolute Holdings Management, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Resolute Holdings Management, Inc. Compensation Recoupment Policy, adopted September 23, 2025 (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

99.1*	Audited Financial Statements of Husky Technologies Limited for the Year Ended December 31, 2025

101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss) and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: March 12, 2026	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Knott	Chief Executive Officer and Director	3/12/2026
Thomas Knott	(Principal Executive Officer)

/s/ Kurt Schoen	Chief Financial Officer	3/12/2026
Kurt Schoen	(Principal Financial and Accounting Officer)

/s/ David Cote	Executive Chairman of the Board of Directors	3/12/2026
David Cote

/s/ John Cote	Director	3/12/2026
John Cote

/s/ Joseph DeAngelo	Director	3/12/2026
Joseph DeAngelo

/s/ Roger Fradin	Director	3/12/2026
Roger Fradin

/s/ Paul Galant	Director	3/12/2026
Paul Galant

/s/ Wayne Hewett	Director	3/12/2026
Wayne Hewett

/s/ Brian Hughes	Director	3/12/2026
Brian Hughes

/s/ Mark James	Director	3/12/2026
Mark James

/s/ Timothy Mahoney	Director	3/12/2026
Timothy Mahoney

/s/ Krishna Mikkilineni	Director	3/12/2026
Krishna Mikkilineni

/s/ Jane Thompson	Director	3/12/2026
Jane Thompson

*