Form 10-Q
period 2026-03-31
Resolute Holdings Management, Inc.
filed 2026-05-07
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 001-42458

Resolute Holdings Management, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1246734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 6, 2026, there were 8,257,442 shares of the registrant’s common stock outstanding.

RESOLUTE HOLDINGS MANAGEMENT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Resolute Holdings Management, Inc. (“Resolute Holdings”, “we”, “our” and “us”, and together with GPGI Holdings, L.L.C. and its subsidiaries including Husky Holdings LLC as the context requires, the “Company”) believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement and Husky Management Agreement (each as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee and Husky Management Fee (each as defined herein) and termination;
●	risks relating to our current reliance on GPGI Holdings L.L.C. and its subsidiaries (“GPGI Holdings”), including the presentation of GPGI Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into GPGI Holdings additional managed companies, including Husky Holdings LLC (“Husky Holdings”) and managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at GPGI Holdings, Husky Holdings, and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	risks associated with the businesses of GPGI Holdings, Husky Holdings, and any other companies we may manage in the future, including risks related to such businesses, global and other macroeconomic factors impacting such businesses, and others;
●	future exchange and interest rates;
●	damage to our reputation;
●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;

●	cybersecurity and privacy considerations;
●	legal proceedings and investigatory risks, including the outcome of any legal proceedings that may be instituted against our managed companies;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company; and
●	other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “2025 Annual Report”). The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Statements

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value and share amounts)

	March 31,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113.1	$161.4
Restricted cash	7.0	—
Short-term investments	—	44.1
Accounts receivable, net	311.7	44.2
Inventories, net	411.1	44.2
Income tax receivable	4.6	0.2
Deferred tax asset	55.7	—
Prepaid expenses and other current assets	34.3	3.4
Total current assets	937.5	297.5

Property and equipment, net	557.9	21.6
Goodwill	3,041.9	—
Intangible assets, net	1,624.1	1.9
Deferred tax asset	3.9	0.2
Other long-term assets	49.7	12.2
Total assets	$6,215.0	$333.4

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$100.0	$11.9
Accrued expenses	255.5	48.4
Deferred revenue	164.8	—
Income tax payable	44.3	0.1
Current portion of long-term debt	9.0	15.0
Other current liabilities	15.0	2.2
Total current liabilities	588.6	77.6

Income tax payable	20.6	—
Long-term debt, net of deferred financing costs	2,178.3	169.8
Deferred tax liability	303.1	—
Other long-term liabilities, net	43.0	8.3
Total liabilities	3,133.6	255.7

Commitments and contingencies (Note 19)	—	—

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 8,257,442 and 8,500,694 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	19.2	18.9
Accumulated deficit	53.2	(8.3)
Treasury stock	(42.1)	(4.1)
Total stockholders' equity (deficit)	30.3	6.5
Non-controlling interest	3,051.1	71.2
Total equity (deficit)	3,081.4	77.7
Total liabilities and stockholders' equity (deficit)	$6,215.0	$333.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except share and per share amounts)

	Three months ended
	March 31,
	2026	2025
Net sales	$407.8	$103.9
Cost of sales	252.2	49.4
Gross profit	155.6	54.5
Operating expenses:
Selling, general and administrative expenses	162.6	28.9
Foreign currency (gains) losses	(1.2)	—
Income (loss) from operations	(5.8)	25.6

Other income (expense):
Interest income	0.3	1.1
Interest expense	(30.1)	(3.5)
Loss on extinguishment of debt	(106.8)	—
Total other income (expense), net	(136.6)	(2.4)
Income (loss) before income taxes	(142.4)	23.2
Income tax benefit (expense)	49.8	(0.6)
Net income (loss)	$(92.6)	$22.6

Net income (loss) attributable to non-controlling interest	(154.1)	26.0

Net income (loss) attributable to common stockholders	$61.5	$(3.4)

Net income (loss) per share attributable common stockholders:
Basic	$7.27	$(0.39)
Diluted	$7.19	$(0.39)

Weighted average shares:
Basic	8,461,131	8,525,998
Diluted	8,547,474	8,525,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three months ended
	March 31,
	2026	2025
Net income (loss) including non-controlling interests	$(92.6)	$22.6
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency forward contract	(0.2)	—
Unrealized gain (loss) on interest rate swap	—	(0.8)
Cumulative translation adjustment	(1.0)	—
Total other comprehensive income (loss)	(1.2)	(0.8)
Comprehensive income (loss) including non-controlling interests	(93.8)	21.8
Less: comprehensive income (loss) attributable to non-controlling interests	(155.3)	25.2
Comprehensive income (loss) attributable to common stockholders	$61.5	$(3.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in millions, except share data)

				Additional		Total		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2025	8,500,694	$—	$(4.1)	$18.9	$(8.3)	$6.5	$71.2	$77.7
Equity-based compensation	—	—	—	0.3	—	0.3	2.0	2.3
Net income (loss)	—	—	—	—	61.5	61.5	(154.1)	(92.6)
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(26.6)	(26.6)
Share repurchases	(243,252)	—	(38.0)	—	—	(38.0)	—	(38.0)
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	3,159.8	3,159.8
Cumulative translation adjustment	—	—	—	—	—	—	(1.0)	(1.0)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2026	8,257,442	$—	$(42.1)	$19.2	$53.2	$30.3	$3,051.1	$3,081.4

				Additional		Total		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,525,998	$—	$—	$1.5	$(2.3)	$(0.8)	$(35.8)	$(36.6)
Equity-based compensation	—	—	—	1.1	—	1.1	4.9	6.0
Contribution by GPGI Holdings	—	—	—	11.9	—	11.9	—	11.9
Contribution to Resolute Holdings	—	—	—	—	—	—	(11.9)	(11.9)
Net income (loss)	—	—	—	—	(3.4)	(3.4)	26.0	22.6
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(15.3)	(15.3)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2025	8,525,998	$—	$—	$14.5	$(5.7)	$8.8	$(32.9)	$(24.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(92.6)		$22.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	59.3		2.3
Equity-based compensation expense	2.3		6.0
Amortization of deferred financing costs	0.6		0.1
Non-cash operating lease expense	—		0.6
Loss on extinguishment of debt	66.3		—
Deferred tax (benefit) expense	(60.6)		—
Other	2.3		—
Changes in assets and liabilities
Accounts receivable, net	8.1		(6.7)
Inventories, net	(24.9)		(2.6)
Taxes receivable	(0.8)		—
Prepaid expenses and other assets	5.4		(0.8)
Accounts payable	(10.5)		5.8
Accrued expenses	(86.3)		(3.9)
Income tax payable	10.7		—
Deferred revenue	3.9		—
Other liabilities	—		(5.0)
Net cash provided by (used in) operating activities	(116.8)		18.4

Cash flows from investing activities:
Purchase of property and equipment	(7.4)		(0.6)
Proceeds from sale of property and equipment and intangible assets	0.2		—
Capitalized software costs	(4.3)		(0.6)
Cash used for acquisition, net of acquired cash	(665.2)		—
Maturities of short-term investments	41.1		—
Sales of short-term investments	3.0		—
Net cash used in investing activities	(632.6)		(1.2)

Cash flows from financing activities:
Repayment of debt, inclusive of fees	(3,309.1)		(2.5)
Proceeds from issuance of long-term debt, net of discounts	2,563.5		—
Repayment of preference share capital	(457.4)		—
Contributions to GPGI Holdings by GPGI	2,016.8		—
Contribution by GPGI Holdings	—		11.9
Contribution to Resolute Holdings	—		(11.9)
Payments for taxes related to net share settlement of GPGI equity awards	(26.6)		(15.3)
Share repurchases	(38.0)		—
Debt issuance costs	(38.2)		—
Net cash provided by (used in) financing activities	711.0		(17.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.9)		—
Net increase (decrease) in cash and cash equivalents and restricted cash	(41.3)		(0.6)
Cash and cash equivalents and restricted cash, beginning of period	161.4		71.6
Cash and cash equivalents and restricted cash, end of period	$120.1		$71.0

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$12.2		$3.3
Cash paid for income taxes	$0.1		$—
Supplemental disclosure of non-cash financing activities:
Equity contribution from GPGI for acquisition using GPGI Class A Common Stock	$1,143.0		$—
Equity used for acquisition	$(1,143.0)	$
Consolidation of GPGI Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$—		$(98.5)
Operating lease ROU assets exchanged for lease liabilities	$0.5		$—
Derivative asset - interest rate swap	$—		$(0.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Resolute Holdings Management, Inc. (“Resolute Holdings”) is a Nevada corporation that was originally formed as a Delaware corporation on September 27, 2024 (“Inception Date”) and was redomiciled to the State of Nevada on March 2, 2026. It is organized to provide operating management services to GPGI Holdings, L.L.C. (formerly CompoSecure Holdings, L.L.C.) (together with its subsidiaries, “GPGI Holdings”) and as of January 12, 2026, Husky Holdings LLC (together with its subsidiaries, “Husky Holdings”), and other companies it may manage in the future, both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System (“ROS”) to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI”), through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses without the external responsibilities associated with managing a public company. GPGI has evolved from a single operating business into a diversified permanent capital platform that is comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under CompoSecure, L.L.C. (together with its subsidiaries, “CompoSecure LLC”) and Husky Holdings, respectively (see entity structure below).

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

The evolution of the Resolute Holdings and GPGI relationship began on August 7, 2024, when affiliates of Resolute Compo Holdings, LLC, including Tungsten 2024 LLC, (collectively, “Tungsten”), acquired a majority interest of GPGI. Subsequently, on the Inception Date, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings. On February 28, 2025, GPGI distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date (the “Spin-Off”). Each stockholder of record who held shares of GPGI’s Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

In connection with the completion of the Spin-Off, Resolute Holdings entered into a management agreement with GPGI Holdings (the “CompoSecure Management Agreement”), pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings is required to consolidate GPGI Holdings because it is a variable interest entity (“VIE”) in which Resolute Holdings is deemed to be the primary beneficiary (see Notes 2, 13, and 18).

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense (“Husky Management Agreement Adjusted EBITDA”). GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

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

On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for an enterprise value of approximately $4,976.0, financed with debt, cash, and shares of GPGI’s Class A Common Stock (“Husky Transaction”) (see Note 3). The Husky Transaction was completed on January 12, 2026 (“Husky Transaction Date”) and provides the Company with market and revenue diversification, increased scale, and reduces customer concentration. In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of a quarterly management fee (“Husky Management Fee”), which is calculated without duplication of the CompoSecure Management Agreement Adjusted EBITDA.

Resolute Holdings only receives management fees from GPGI Holdings and Husky Holdings, without duplication, and does not own any equity interests or common stock in GPGI Holdings, Husky Holdings, or GPGI.

The Company’s entity structure as of the date of this report is as follows:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in conformity with Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). All dollar amounts are in millions, unless otherwise noted. Share and per share amounts are adjusted retroactively for all periods presented to reflect the change in the Company’s capital structure on a post-Spin-Off basis, unless otherwise noted.

Following the execution of the CompoSecure Management Agreement on February 28, 2025, Resolute Holdings determined that GPGI Holdings is a VIE in which Resolute Holdings is deemed the primary beneficiary and as a result, GPGI Holdings is consolidated pursuant to ASC 810, Consolidation (“ASC 810”). The assets, liabilities and non-controlling interests of GPGI Holdings were initially measured at the amounts in which they were carried in the accounting records of GPGI, the reporting entity that formerly controlled GPGI Holdings, with no adjustment to current fair values, and no recognition of gain or loss because Resolute Holdings and GPGI were both under common control. See Note 13 for the non-controlling interest recorded related to GPGI Holdings.

Following the execution of the Husky Management Agreement on January 12, 2026, Resolute Holdings determined that Husky Holdings is a VIE in which Resolute Holdings is deemed the primary beneficiary and over which Resolute Holdings has obtained a controlling financial interest. Although Resolute Holdings holds no equity interest in Husky Holdings, it consolidates Husky Holdings based on its rights under the Husky Management Agreement. Accordingly, Husky Holdings is considered a business for which Resolute Holdings is the accounting acquirer under ASC 805, Business Combinations (“ASC 805”). In accordance with ASC 810, because Husky Holdings is a VIE that is a business, Resolute Holdings accounted for the initial consolidation of Husky Holdings as a business combination using the acquisition method of accounting in ASC 805, recognizing acquired assets, assumed liabilities, and non-controlling interests at fair value. See Note 3 for details of the Husky Transaction and Note 13 for details of the non-controlling interest.

The Company’s financial statements are presented on a consolidated basis and include the results of operations and financial position of GPGI Holdings for the periods in which Resolute Holdings had control of GPGI Holdings as though such control had occurred at the beginning of the period. The results of operations and financial position of Husky Holdings are included from the Husky Transaction Date. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with ASC 850-50, the Company’s financial statements were retrospectively adjusted in the periods in which Resolute Holdings and GPGI Holdings were under common control. For periods in which Resolute Holdings and GPGI Holdings were not under common control, the financial results presented are those of GPGI Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity.

The Company’s significant accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 12, 2026 (the “2025 Annual Report”) and the material changes to those policies are listed herein.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include the valuation of Husky Holdings’ assets and liabilities at the date of acquisition, recoverable amount of goodwill, fair value of indefinite-life intangible assets, valuation of equity and liability classified equity-based awards, valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income, derivative asset for the interest rate swap, reserve for excess and obsolete inventory, estimated useful lives and impairment of property and equipment, and lease term, discount rates and other inputs used to measure right of use assets and lease liabilities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation including as a result of the Husky Transaction. Amounts previously classified within property and equipment, net, right-of-use assets, net and deposits and other assets were reclassified between intangible assets, net, and other long-term assets, net. Income tax receivable and income tax payable were previously classified in prepaid expenses and other current assets and accrued expenses, respectively. Amortization of deferred financing costs is reclassified into interest expense and deferred tax assets were previously classified as other long-term assets. These reclassifications had no effect on the reported results of operations.

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect at the balance sheet date, while income and expenses are translated using average exchange rates for the period. Resulting translation adjustments are recorded in other comprehensive income (loss). Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency are recognized in foreign currency (gains) losses in the condensed consolidated statements of operations. Foreign currency transaction gains and losses are primarily driven by foreign exchange differences arising from intercompany transactions and balances and transactions with external customers and vendors that are denominated in currencies other than the functional currency of the Company’s respective legal entities. For intercompany transactions, foreign exchange differences may be recognized in foreign currency (gains) losses in the condensed consolidated statements of operations or in foreign currency translation adjustments within other comprehensive income (loss), depending on the functional currency of the transacting entities and the nature of the intercompany balance. The primary currencies driving such activity are the Euro and the Chinese Yuan, largely related to Husky’s local subsidiaries.  During the three months ended March 31, 2026, the Company recognized $(1.0) of foreign currency translation adjustments and $1.2 of transaction gains and losses, respectively.

Restricted Cash

Restricted cash represents cash balances that are legally or contractually restricted as to withdrawal or use. Restricted cash primarily relates to amounts assumed as part of the Husky Transaction that are subject to contractual restrictions, including escrow arrangements and other restrictions on use. Restricted cash is presented separately from cash and cash equivalents on the condensed consolidated balance sheets but included in cash and cash equivalents on the condensed statement of cash flows.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are presented net of an allowance for credit losses. In accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”), the Company estimates expected lifetime credit losses using a collective assessment for receivables with similar risk characteristics, based on historical loss experience adjusted for current conditions and reasonable and supportable forward-looking information. Customer creditworthiness is evaluated prior to order fulfillment and on an ongoing basis, and credit limits are established and adjusted accordingly. The Company may require letters of credit, deposits, prepayments, or other forms of credit support as appropriate. Accounts determined to be uncollectible are written off against the allowance, and the Company maintains an allowance for 100% of receivables deemed uncollectible.

Derivatives and Hedging Activities

The Company uses derivative financial instruments, primarily foreign currency forward contracts, to manage exposures to changes in foreign currency exchange rates arising from forecasted transactions and certain recognized assets and liabilities. The Company does not enter into derivative financial instruments for speculative purposes. All derivative instruments are recognized at fair value on the condensed consolidated balance sheets. Information regarding the fair value of derivative instruments is included in Note 16.

The accounting for changes in the fair value of derivatives depends on the manner in which the derivative is designated. The Company designates certain foreign currency forward contracts as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in fair value is recorded in AOCI, net of tax, and subsequently reclassified into earnings in the same period or periods during which the forecasted hedged transaction affects earnings. Any ineffective portion of changes in fair value is recognized immediately in the statement of operations.

At the inception of each hedge relationship, the Company formally documents the hedge designation, risk management objective, and strategy for undertaking the hedge, as well as the method that will be used to assess hedge effectiveness. Hedge effectiveness is assessed at inception and on a quarterly basis. Hedge accounting is applied only when the hedge is expected to be highly effective in offsetting changes in the designated risk associated with the hedged item.

For derivative instruments related to foreign currencies that are not designated as hedges, or for which hedge accounting is not elected, changes in fair value are recognized currently in the statement of operations and are expected to substantially offset changes in the U.S. dollar value of the related exposures.

When a cash flow hedge is discontinued or when it is determined that the forecasted transaction is no longer probable, any cumulative gain or loss previously recorded in AOCI is reclassified into earnings in the period in which the determination is made. If the forecasted transaction remains probable, amounts recorded in AOCI are reclassified into earnings when the hedged transaction affects earnings.

Business Combinations

The Company accounts for business combinations under ASC 805 using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value on the date of the acquisition. The Company recognizes the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at their fair value on the date of acquisition. Transaction costs, including legal, accounting, and valuation fees, are expensed as incurred and are not included as part of the acquisition cost. Any contingent consideration is measured at fair value on the acquisition date. If classified as a liability, it is subsequently remeasured to fair value at each reporting date.

Goodwill represents the excess of consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination. Goodwill is assigned to the Company’s reporting units, which are defined as operating segments or one level below an operating segment, in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that goodwill is impaired.

Identifiable intangible assets acquired in a business combination are recognized separately from goodwill and recorded at fair value at the acquisition date. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which reflect the period over which the assets are expected to contribute to future cash flows. Amortization expense related to finite-lived intangible assets is included in operating expenses in the condensed consolidated statements of operations. The Company reviews the estimated useful lives of finite-lived intangible assets each reporting period and revises them when appropriate. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Goodwill and Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that such impairment may exist, the Company performs a quantitative impairment test by comparing the fair value of the reporting unit or asset with its carrying amount. Fair value is determined using valuation techniques consistent with the income and market approaches and requires management to make significant judgments and assumptions, including estimates of future cash flows, revenue growth rates, operating margins, terminal values, and discount rates. An impairment charge is recognized for the amount by which the carrying amount exceeds fair value.

Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group with the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted cash flows, an impairment loss is recognized based on the excess of the carrying amount over the asset group’s fair value.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when the performance obligations under the terms of the Company’s contracts with its customers have been satisfied. This occurs at the point in time when control of the specific goods or services as specified by each purchase order are transferred to customers. Specific goods refers to the products offered by the Company, including metal cards, high security documents, and pre-laminated material; the sale of injection molding machines, molds, hot runners, temperature controllers, auxiliary equipment, and related aftermarket products; the design and manufacture of medical molds; service offerings including startup, testing, installation, training, ongoing monitoring of machines, and extended protection plans; and direct-to-consumer sales of Arculus key cards through third-party e-commerce platforms.

Point-in-Time Revenue: Revenue from the sale of manufactured products, including payment cards, systems, machines, molds (other than medical molds), refurbishments, conversions, and spare parts, is generally recognized at a point in time when control of the goods is transferred to the customer. Control is considered transferred when the customer obtains legal title, has the ability to direct the use of, and receives substantially all of the remaining benefits from, the goods. Transfer of control typically occurs upon shipment or receipt, depending on contractual shipping terms. Each contract generally includes a single performance obligation to manufacture and deliver specified goods. Contracts are typically short-term in nature.

Over-Time Revenue: Revenue related to medical molds is recognized over time, as the Company’s performance creates or enhances an asset that the customer controls as it is created. Progress toward fulfillment of the performance obligation is measured using a cost-based input method, under which revenue is recognized based on costs incurred relative to total estimated project costs. Management believes this method faithfully depicts the transfer of control to the customer. Revenue from service offerings, including startup, testing, installation, training, ongoing monitoring, and maintenance services, is recognized over time as services are performed. Progress is measured using an input method based on labor hours incurred, which represents the most appropriate measure of the Company’s performance in satisfying the related performance obligations.

Multiple Performance Obligations and Standalone Selling Prices: Certain system sales include bundled service components. When contracts contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined using observable prices for the sale or renewal of comparable services when available. Revenue allocated to service components is recognized ratably over the respective service period.

Contract Assets and Contract Liabilities: A contract asset is recognized when the Company has transferred goods or services to a customer but does not yet have an unconditional right to payment. Contract assets primarily relate to unbilled receivables for performance obligations satisfied over time. A contract liability is recognized when a customer pays consideration, or when the Company has an unconditional right to consideration, before the related goods or services are transferred to the customer. Contract assets of $10.5 and $0.0 are included in accounts receivable, net, and contract liabilities of $164.8 and $0.0 are included in deferred revenue on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Variable Consideration: The transaction price may include variable consideration such as discounts, volume-based rebates, and other concessions. Variable consideration is estimated using either the expected value or most likely amount method, depending on which method better predicts the amount of consideration to which the Company expects to be entitled, and is included in revenue only to the extent it is probable that a significant reversal will not occur when the uncertainty is resolved. The Company offers rebate programs to certain customers based on achieving contractually defined purchase thresholds. Estimated rebates are updated throughout the period and recorded as a reduction of net sales and accounts receivable.

Returns and Allowances: The Company’s products do not include general rights of return other than for non-conforming or defective goods. In such cases, defective products are repaired, replaced, or credited. A provision for returns and allowances is recorded based on historical experience and expected returns. Historically, returns have not been material.

Warranties: The Company provides both assurance-type warranties, which do not represent separate performance obligations, and service-type warranties, including extended protection plans (“EPPs”), which provide coverage beyond the assurance warranty period. Service-type warranties are sold separately, represent distinct performance obligations, and are recognized as revenue ratably over the coverage period.

Bill-and-Hold Arrangements: In limited circumstances, customers request that the Company hold purchased products after they have been manufactured. The Company evaluates such requests as bill-and-hold arrangements and recognizes revenue only when all applicable criteria under ASC 606 are met, including that (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0.0 and $0.5 of revenue under bill and hold arrangements, respectively.

Principal vs. Agent Considerations: The Company sells Arculus key cards directly to consumers through third-party e-commerce platforms. The Company controls the products prior to transfer and is therefore the principal in these arrangements. Revenue is recognized on a gross basis at the point in time when control transfers to the customer. Platform commissions and payment-processing fees are recorded as operating expenses.

Significant Financing Component: The payment terms and conditions vary by contract type; however, the Company’s standard billing terms generally require payment upon receipt of invoice, with payment due within 30 to 60 days. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component, as the timing difference is not primarily for the purpose of providing financing to either the Company or its customers. In addition, the Company applies the practical expedient under ASC 606 and does not adjust the transaction price for the effects of a significant financing component when the period between the transfer of promised goods or services to the customer and customer payment is expected to be one year or less.

Equity-Based Compensation

The Company has equity-based compensation plans which are described in more detail in Note 5. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the condensed consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. Certain employees of the Company (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which GPGI wishes for the Contractors to provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI (“Contractor Services”). Prior to the Husky Transaction Date, Resolute Holdings and GPGI were deemed to be under common control, and the Company recognized equity-based compensation expense for those Contractors. Subsequent to the Husky Transaction Date, Resolute Holdings and GPGI were no longer under common control and GPGI recognized the equity-based compensation expense for the Contractors.

Segment Information

As a result of the Husky Transaction, the Company is managed and operated as three businesses and reportable segments given each of Resolute Holdings, CompoSecure, and Husky are distinct operating businesses. The CompoSecure segment includes the unallocated expenses at GPGI Holdings including expenses related to debt service. CompoSecure and Husky are wholly owned by GPGI Holdings and are consolidated by Resolute Holdings only for U.S. GAAP accounting purposes. The Chief Executive Officer of Resolute Holdings is the Company’s chief operating decision-maker (“CODM”) who makes resource allocation decisions and assesses performance based on income from operations of each business.

Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates three reportable segments include the distinct management teams, nature and location of operations, and existence of the CompoSecure Management Agreement and Husky Management Agreement as Resolute Holdings’ sole sources of revenue that are eliminated in consolidation, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

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

3. ACQUISITIONS

The Husky Transaction was completed on the Husky Transaction Date, whereby GPGI, through its wholly owned subsidiary, GPGI Holdings, acquired all of the outstanding equity interests of Husky Holdings for total consideration of approximately $1,905.2, comprised of $762.2 of cash and $1,143.0 in the form of shares of GPGI’s Class A Common Stock. Resolute Holdings did not contribute any consideration in the Husky Transaction and was not a counterparty to the agreements governing the Husky Transaction but is the accounting acquirer under ASC 805 and required to account for the business combination due to its consolidation of GPGI Holdings under ASC 810 as described in Note 2.

The following table summarizes the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the Husky Transaction Date using valuation techniques typically used in such transactions and utilizing assumptions such as growth rates, margins and discount rates. The allocation is based on a preliminary valuation and is subject to adjustment during the measurement period which may extend up to one year from the Husky Transaction Date as additional information becomes available.

Preliminary
Allocation
Cash consideration paid at closing	$762.2
Equity consideration - GPGI Class A Common Stock	1,143.0
Total consideration	$1,905.2

Assets:
Cash and cash equivalents	$97.0
Accounts receivable, net	292.4
Inventories, net	342.1
Property and equipment, net	546.0
Right of use assets, net	29.3
Prepaid expenses and other current assets	23.0
Intangible assets, net	1,661.7
Other assets	15.9
Liabilities:
Accounts payable	(100.2)
Accrued expenses	(750.8)
Debt - current and long-term	(2,720.5)
Lease obligations	(26.5)
Deferred revenue and customer deposits	(161.4)
Deferred income taxes, net	(308.4)
Income taxes payable - current and long-term	(54.4)
Other liabilities	(21.9)
Total identifiable net assets (liabilities) acquired	$(1,136.7)
Goodwill (1)	3,041.9
Preliminary aggregate acquisition consideration	$1,905.2
(1)	Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the projected future benefits from the Husky Transaction.

The Company is continuing to evaluate certain inputs and assumptions used to estimate the fair values of assets acquired and liabilities assumed. Accordingly, the preliminary purchase price allocation is subject to adjustment during the measurement period pending the final valuation of the assets and liabilities including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuation. Measurement-period adjustments will be recorded in the period in which the adjustments are determined and will reflect new information about facts and circumstances that existed as of the Husky Transaction Date. The Company does not expect goodwill to be deductible for income tax purposes.

Husky Holdings contributed net sales of $277.4 and income (loss) before income taxes of ($178.4) from the Husky Transaction Date through March 31, 2026. The following unaudited pro-forma financial information presents the combined results of operations as if the Husky Transaction had occurred on January 1, 2025:

	Three months ended March 31,
	2026	2025
Net sales	$421.2	$410.7
Income (loss) before income taxes	$(158.1)	$(6.5)

The unaudited pro forma financial information is presented for illustrative purposes only and does not purport to represent the results of operations that would have occurred had the Husky Transaction been completed on the date assumed, nor the results that may be achieved in the future.

4. REVENUE

The Company disaggregates revenue by its nature as follows:

	Three months ended March 31,
	2026	2025
Tooling and aftermarket	$227.1	$—
Systems	50.3	—
Husky	$277.4	$—
CompoSecure	130.4	103.9
Net sales	$407.8	$103.9

No customer individually accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2026. Three customers individually accounted for more than 10% of the Company’s revenue or 62.0% combined, of total revenue for the three months ended March 31, 2025. No customers individually accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 71% of total accounts receivable as of December 31, 2025.

The Company’s contract asset and liabilities activity consists of the following:

	Contract assets	Deferred revenue
Balance as of December 31, 2025	$—	$—
Husky Transaction	10.2	161.4
Invoicing of new or existing contracts	4.3	183.3
Payment or fulfillment of performance obligations	(4.0)	(179.9)
Balance as of March 31, 2026	$10.5	$164.8

The Company is managed on a worldwide basis but operates in four principal geographical areas. Geographical sales information is based on the region which the revenue is shipped to and assets are based on the geographic locations of the assets as follows:

	Three months ended March 31,
	2026	2025
North America	$199.5	$93.7
Latam	24.5	2.0
Asia Pacific	46.3	2.6
EMEA	114.1	5.6
Rest of world	23.4	—
Net sales	$407.8	$103.9

North America	$356.5	$24.5
Latam	1.5	—
Asia Pacific	60.9	—
EMEA	177.5	—
Rest of world	—	—
Non-current assets	$596.4	$24.5

Resolute Holdings’ sole customers and sources of revenue are GPGI Holdings and Husky Holdings from which it generates management fee revenue from the CompoSecure Management Agreement and Husky Management Agreement. Pursuant to each of the CompoSecure Management Agreement and Husky Management Agreement, GPGI Holdings and Husky Holdings shall pay Resolute Holdings the CompoSecure Management Fee and Husky Management Fee in a cash amount equal to 2.5% of last 12 months Management Agreement Adjusted EBITDA, as defined in each of the CompoSecure Management Agreement and Husky Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears, and calculated without duplication. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. The Company began recognizing revenue related to the Husky Management Agreement on January 12, 2026. The following table summarizes the calculation of the management fee accruals for the three months ended March 31, 2026, which are eliminated in consolidation:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
CompoSecure Management Agreement Adjusted EBITDA	$48.9	$41.0	$45.5	$44.6
LTM Management Agreement Adjusted EBITDA	180.0
Fee rate	2.50%
CompoSecure Management Fee from Jan 1, 2026 to Mar 31, 2026	$4.5

Husky Management Agreement Adjusted EBITDA	$42.0	$146.2	$99.7	$93.9
LTM Management Agreement Adjusted EBITDA	381.8
Fee rate	2.50%
Husky Management Fee from Jan 12, 2026 to Mar 31, 2026	$8.4

Total management fees from Jan 1, 2026 to Mar 31, 2026	$12.9

5. EQUITY-BASED COMPENSATION

The following table summarizes equity-based compensation expense included in selling, general and administrative expenses within the condensed consolidated statements of operations under the Resolute Holdings Management, Inc. 2025 Omnibus Incentive Plan (the “Resolute Equity Plan”) and the GPGI, Inc. 2021 Incentive Equity Plan, as amended (the “GPGI Equity Plan”). The Company is required to expense equity-based compensation granted under the GPGI Equity Plan due to the consolidation of GPGI Holdings. Prior to the Husky Transaction Date, GPGI and Resolute Holdings were under common control, and the Company was required to expense equity-based compensation related to the Contractors. As a result of the Husky Transaction, GPGI and Resolute Holdings were no longer under common control and GPGI is required to record the equity-based compensation expense for the Contractors (“Common Control Adjustment”). Equity granted under the GPGI Equity Plan relates to GPGI Class A Common Stock and has no impact on Resolute Holdings’ common stock outstanding. In accordance with the GPGI Equity Plan, outstanding awards at the time of the Spin-Off were adjusted to maintain the aggregate intrinsic value of the awards (“Spin-Off Adjustment”) before and after the Spin-Off.

	Three months ended March 31,
	2026	2025
Stock option expense	$0.4	$0.7
Restricted stock unit expense	1.2	4.6
Performance stock unit expense	0.4	0.7
Long-term incentive plan expense	0.3	—
Employee stock purchase plan	—	—
Total equity-based compensation expense	$2.3	$6.0

Resolute Equity Plan	$0.1	$—
GPGI Equity Plan	2.2	6.0
Total equity-based compensation expense	$2.3	$6.0

The following table sets forth the activity related to the Resolute Equity Plan for the period January 1, 2026 to March 31, 2026:

Resolute Equity Plan Stock Option Activity

Weighted Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic Value
	Number of Shares	Price Per Share	(years)	(in thousands)
Outstanding at January 1, 2026	109,432	$37.51	9.4	$18,486
Granted	—	$—		$
Exercised	—	$—		$
Outstanding at March 31, 2026	109,432	$37.51	9.2	$13,656

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $1.7 and is expected to be recognized over a weighted average period of approximately 2.1 years.

The following tables set forth the activity related to the GPGI Equity Plan for the period January 1, 2026 to March 31, 2026:

GPGI Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	5,933,515
Granted	1,233,357
Common Control Adjustment	(1,378,718)
Vested	(2,486,014)
Forfeited	(876,144)
Nonvested at March 31, 2026	2,425,996

Unrecognized compensation cost for restricted stock units under the GPGI Equity Plan as of March 31, 2026 totaled $29.7 and is expected to be recognized over a weighted average period of approximately 5.9 years.

GPGI Equity Plan Stock Option Activity

Number of Shares
Outstanding at January 1, 2026	2,221,063
Granted	836,646
Common Control Adjustment	(1,958,040)
Exercised	(215,000)
Outstanding at March 31, 2026	884,669

Unrecognized compensation cost for stock options under the GPGI Equity Plan as of March 31, 2026 totaled $7.6 and is expected to be recognized over a weighted average period of approximately 3.9 years.

GPGI Equity Plan Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	1,790,511
Granted	—
Vested	(535,936)
Nonvested at March 31, 2026	1,254,575

Unrecognized compensation cost for performance and market-based stock units under the GPGI Equity Plan as of March 31, 2026 totaled $1.7 and is expected to be recognized over a weighted average period of approximately 0.8 years.

Husky Special Long Term Incentive Program

In connection with the Husky Transaction, the Company established a special long-term performance incentive program under the GPGI Equity Plan (such program, the “Husky LTIP”). The Husky LTIP is designed to incentivize certain key Husky employees to achieve multi-year goals for the business and to promote long-term retention of business leaders in order to achieve such goals.  Participants under the program are granted special performance awards with target dollar values based on their target annual bonus, subject to the achievement of the following annual performance goals for the Husky segment over a four-year period:

●	2026 (target Husky Adjusted EBITDA of $500.0),
●	2027 (target Husky Adjusted EBITDA of $575.0),
●	2028 (target Husky Adjusted EBITDA of $660.0), and
●	2029 (target Husky Adjusted EBITDA of $760.0).

The Husky Adjusted EBITDA targets are calculated in accordance with U.S. GAAP as derived from the audited financial statements of the Company, without taking into account management fees paid by Husky to Resolute Holdings but reduced by the aggregate cost of the Husky LTIP awards. During the three months ended March 31, 2026, the Company granted a net total target dollar value of Husky LTIP awards of $3.0 and recognized $0.1 of expense.

An additional 20% of the target award value for an applicable year will be earned for every $10.0 by which Husky’s Adjusted EBITDA exceeds the applicable year’s target Adjusted EBITDA. If performance goals are not achieved for an applicable year, no amounts will be earned for such year. Following the end of 2029, the aggregate earned portions of the awards will be converted into restricted stock units based on the closing price of GPGI’s Class A Common Stock on the first trading day following GPGI’s earnings release for fiscal year 2029. The restricted stock units will vest on March 31, 2030, subject to the participant’s continued employment through such date.  The awards will otherwise have the terms and conditions set forth in the applicable award agreement.

6. INCOME TAXES

The Company recorded income tax benefit (expense) of $49.8 and $(0.6) for the three months ended March 31, 2026 and March 31, 2025, respectively.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. Income tax expense for each interim period is based on an annual effective tax rate for the full year that is applied to the Company’s year-to-date earnings and can result in variation in the calculated provision recorded between interim periods.

The Company’s effective tax rate was (35.0)% and 2.5% for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the U.S. income attributable to the non-controlling interest in GPGI Holdings is pass-through income which flows through to its 100% owner GPGI. Income generated by GPGI Holdings’ foreign subsidiaries is taxed using local jurisdictional tax rates. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and other expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at GPGI.

7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders (“EPS”) for the three months ended March 31, 2026 and March 31, 2025, respectively.

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$61.5	$(3.4)

Denominator:
Weighted average common shares outstanding - basic	8,461,131	8,525,998
Dilutive effect of options	86,343	—
Weighted average common shares outstanding - diluted	8,547,474	8,525,998

EPS:
Basic	$7.27	$(0.39)
Diluted	$7.19	$(0.39)

Antidilutive securities excluded from EPS:
Resolute Equity Plan awards	—	16,512

8. INVENTORIES

The Company’s major classes of inventories were as follows:

	March 31, 2026	December 31, 2025
Raw materials	$170.1	$43.7
Work in process	95.4	3.7
Finished goods	186.2	1.6
Inventory reserve	(40.6)	(4.8)
	$411.1	$44.2

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. The Company did not rely on any vendors that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2026. The Company primarily relied on three vendors that individually accounted for more than 10% of purchases of supplies for the three months ended March 31, 2025.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2026	December 31, 2025
Land		$7.5	$—
Machinery and equipment	5 - 10 years	328.8	42.3
Building and leasehold improvements	Shorter of lease term or estimated useful life	232.9	13.0
Construction in progress		38.3	3.1
Other	3 - 5 years	0.8	0.7
Total		608.3	59.1
Less: Accumulated depreciation and amortization		(50.4)	(37.5)
Property and equipment, net		$557.9	$21.6

Depreciation and amortization expense for property and equipment was $17.0 and $2.1 for the three months ended March 31, 2026 and March 31, 2025, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

In connection with the Husky Transaction, the Company recognized goodwill and identifiable intangible assets at their fair market value as of the Husky Transaction Date. For goodwill and indefinite-lived intangible assets, the Company evaluated whether events or changes in circumstances occurred during the three months ended March 31, 2026 that would indicate it was more likely than not that such assets were impaired. No impairment indicators were identified, and accordingly, no impairment charges were recorded.

The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2026:

March 31, 2026
Balance at beginning of period	$—
Acquisitions	3,041.9
Balance at end of period	$3,041.9

Intangible assets consisted of the following:

			Weighted Average
			Remaining Life (Years)
	March 31, 2026	December 31, 2025	March 31, 2026
Patents and know-how	$1,357.7	$—	8.6
Customer relationships	149.5	—	1.1
Brand names	110.0		—
Software	39.1	4.6	1.5
IPR&D	5.2	—	—
Total intangible assets, gross	1,661.5	4.6
Less: accumulated amortization	(37.4)	(2.7)
Total intangible assets, net	$1,624.1	$1.9

Amortization expense for intangible assets was $42.3 for the three months ended March 31, 2026. The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

As of
March 31, 2026
2026	$129.9
2027	172.9
2028	172.0
2029	172.0
2030	172.0
Thereafter	690.1
Total estimated future amortization expense	$1,508.9

11. DEBT

Resolute Holdings Debt

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as lender (the “Old Resolute Credit Facility”). The Old Resolute Credit Facility provided for a $5.0 senior secured revolving credit facility available to be used by Resolute Holdings. The Old Resolute Credit Facility originally matured on May 31, 2026.

On February 20, 2026, Resolute Holdings entered into a new $30.0 senior secured revolving credit facility with JPMC and Bank of America, N.A. (“BofA”) maturing on February 20, 2031 (the “Resolute Credit Facility”) to replace the Old Resolute Credit Facility which was undrawn prior to the refinancing. On March 18, 2026, Resolute Holdings amended the Resolute Credit Facility to increase the revolving commitments by $10.0 to an aggregate $40.0. Borrowings under the Resolute Credit Facility bear interest at a fluctuating rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S., or (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) in each case plus an applicable margin of 1.00%, or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.0%% per annum) plus an applicable margin of 2.00%. The terms of the Resolute Credit Facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 3.00 to 1.00 on the last day of any fiscal quarter. The Resolute Credit Facility is subject to an unused commitment fee of 0.25%. Creditors of the Resolute Credit Facility have no recourse to any assets or liabilities of GPGI Holdings.

On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for new term loan commitments in an aggregate principal amount of $60.0, certain other amendments, including, among other things, the reallocation of the revolving commitments among the lenders, which aggregate amount remains $40.0 and an increase in the rate of interest for revolving and term loan borrowings. See Note 21.

GPGI Holdings Debt

Old GPGI Holdings Credit Facility

On August 7, 2024, GPGI Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “Old GPGI Holdings Credit Facility”). The Old GPGI Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200.0 and a revolving credit facility of $130.0. The Old GPGI Holdings Credit Facility had an original maturity date of August 7, 2029. On January 12, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under the Old GPGI Holdings Credit Facility, with no early termination penalties or prepayment premiums incurred. The Company recognized a loss on extinguishment of debt of $1.8.

In order to hedge GPGI Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the Old GPGI Holdings Credit Facility, GPGI Holdings entered into an interest rate swap agreement for a notional amount of $125,000 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement expired in December 2025.

Husky Debt

As a result of the Husky Transaction, GPGI Holdings assumed approximately $2,774 of debt from Husky consisting of $1,000 of senior secured notes (“Husky SSN”), and $1,724 of term loan and $50 of revolving debt (“Old Husky Credit Facility”), while also entering a $350 delayed draw term loan (“DDTL”). In conjunction with the Husky Transaction, the Husky SSN’s were repaid in full and the Company recognized a $49.7 loss on debt extinguishment and $11.4 of debt issuance costs were incurred on the DDTL.

On January 14, 2026, GPGI and GPGI Holdings refinanced the Old Husky Credit Facility and DDTL and paid related fees, premiums and expenses through (i) the entry by GPGI Holdings, as borrower, into a new senior secured credit agreement providing for a $1,200.0 term loan facility (the "GPGI Holdings Term Loan”) and $400.0 million of revolving credit commitments (the "GPGI

Holdings Revolver" and, together with the GPGI Holdings Term Loan, the "GPGI Holdings Credit Facility") and (ii) the issuance by GPGI Holdings of $900.0 aggregate principal amount of 5.625% Senior Secured Notes due 2033 (the "5.625% Senior Secured Notes"). The Company recognized a $43.9 and $11.4 loss on extinguishment of debt for the Old Husky Credit Facility and DDTL, respectively. The Company recognized $10.5 and $15.7 of debt issuance costs for the 5.625% Senior Secured Notes and GPGI Holdings Credit Facility, respectively.

GPGI Holdings Credit Facility

The GPGI Holdings Credit Facility was established among GPGI, GPGI Holdings, as borrower, the GPGI subsidiary guarantors party thereto, JPMC, as administrative agent and collateral agent, and the lenders party thereto. The obligations under the GPGI Holdings Credit Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by GPGI, GPGI Holdings (except with respect to its own obligations), and the other guarantors.

The GPGI Holdings Term Loan matures in 2033 and bears interest, at GPGI Holdings' option, at a base rate plus 1.25% or a SOFR-based rate plus 2.25%. Voluntary prepayments of the GPGI Holdings Term Loan in connection with certain repricing transactions made within six months of January 14, 2026 are subject to a 1.00% prepayment premium, subject to customary exceptions. The GPGI Holdings Revolver matures in 2031, provides for up to $400.0 of revolving borrowings (of which up to $75.0 is available for letters of credit) in U.S. dollars, Canadian dollars, Euros and Pounds Sterling, and bears interest, at GPGI Holdings' option, at a base rate plus a margin ranging from 0.75% to 1.25% or a SOFR or other reference-rate-based rate plus a margin ranging from 1.75% to 2.25%, in each case based on GPGI and its restricted subsidiaries’ consolidated first lien net leverage ratio. The GPGI Holdings Credit Facility also provides for a customary uncommitted incremental facility.

The GPGI Holdings Credit Facility contains customary affirmative and negative covenants substantially consistent with those in the Indenture, defined below, as well as a springing financial covenant that requires GPGI and its restricted subsidiaries to maintain a consolidated first lien net leverage ratio not in excess of a specified maximum, tested quarterly beginning with the fiscal quarter ending on or about September 30, 2026, if outstanding revolving loans and drawn and unreimbursed letters of credit under the GPGI Holdings Revolver exceed 35% of the revolving commitments.

As of March 31, 2026, $1,200.0 of borrowings were outstanding under the GPGI Holdings Term Loan, $75.0 of revolving borrowings and $2.9 of letters of credit were outstanding under the GPGI Holdings Revolver, and $322.1 of revolving commitments were available for borrowing. At March 31, 2026, the effective interest rate on the GPGI Holdings Term Loan and GPGI Holdings Revolver was 6.17% per year.

5.625% Senior Secured Notes

The 5.625% Senior Secured Notes were issued under an indenture (the "Indenture") among GPGI Holdings, GPGI, the subsidiary guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The 5.625% Senior Secured Notes bear interest at 5.625% per annum, payable semiannually on February 1 and August 1, commencing August 1, 2026, and mature on February 1, 2033. The 5.625% Senior Secured Notes are senior secured obligations of GPGI Holdings and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by GPGI and the subsidiary guarantors party to the Indenture.

GPGI Holdings may redeem the 5.625% Senior Secured Notes, in whole or in part, at specified redemption prices, together with accrued and unpaid interest. Prior to February 1, 2029, redemptions are generally made at a make-whole premium, subject to customary exceptions permitting redemptions with the proceeds of equity offerings and limited annual redemptions at specified prices. On and after February 1, 2029, the 5.625% Senior Secured Notes are redeemable at declining premiums, and at par on and after February 1, 2031. Upon specified change of control events, GPGI Holdings will be required to offer to repurchase the 5.625% Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest. The Indenture contains customary covenants limiting the ability of GPGI and its restricted subsidiaries (including GPGI Holdings) to, among other things, incur additional indebtedness, incur liens, pay dividends or make other restricted payments, make certain investments, sell assets and enter into transactions with affiliates, in each case subject to customary exceptions, as well as customary events of default.

As of March 31, 2026, the Company was in compliance with all covenants under the Indenture and the GPGI Holdings Credit Facility. Creditors of the GPGI Holdings Credit Facility and 5.625% Senior Secured Notes have no recourse to any assets or liabilities of Resolute Holdings.

The Company’s long-term debt consists of the following

	March 31, 2026	December 31, 2025
Resolute Credit Facility	$40.0	$—
GPGI Holdings Revolver	75.0	—
GPGI Holdings Term Loan	1,200.0	—
GPGI Holdings 5.625% Senior Secured Notes	900.0	—
Old GPGI Holdings Credit Facility	—	186.3
Total loan balance	2,215.0	186.3
Less: current portion of long-term debt	(9.0)	(15.0)
Less: net deferred financing costs	(27.7)	(1.5)
Total long-term debt	$2,178.3	$169.8

The maturity of the Company’s borrowings facilities as of March 31, 2026 is as follows:

	Resolute Holdings	GPGI Holdings	Consolidated
Remainder of 2026	$—	$6.0	$6.0
2027	—	12.0	12.0
2028	—	12.0	12.0
2029	—	12.0	12.0
2030	—	12.0	12.0
2031	40.0	87.0	127.0
Thereafter	—	2,034.0	2,034.0
Total	$40.0	$2,175.0	$2,215.0

12. ACCRUED EXPENSES

Accrued expenses consists of the following:

	March 31, 2026	December 31, 2025
Trade accruals	$68.5	$0.3
Wages and benefits	36.9	3.1
Rebates	35.6	3.3
Bonuses	22.7	17.5
Warranties	17.9	—
Commissions	13.9	3.2
Sales tax	9.3	5.3
Customer deposits	1.8	9.5
Other	48.9	6.2
	$255.5	$48.4

13. EQUITY STRUCTURE

Shares Authorized

As of March 31, 2026, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of March 31, 2026, there were 8,257,442 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

Spin-Off

On February 28, 2025, GPGI distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date for the Spin-Off. Each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. There were 8,525,998 common shares of the Company distributed as a result of the Spin-Off.

Non-controlling Interest

Non-controlling interest represents direct interests held in GPGI Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in GPGI Holdings as GPGI Holdings is a wholly owned subsidiary of GPGI. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate GPGI Holdings, and its consolidated subsidiaries including Husky Holdings, because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in GPGI Holdings that are held by GPGI as a non-controlling interest in the Company’s condensed consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Condensed Consolidated Statements of Operations to derive net income or loss attributable to common stockholders. Refer to Note 17 for segment financial information of the Company.

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

During the three months ended March 31, 2026, the Company repurchased an aggregate of 243,252 shares in open market transactions at an average price of $156.18 per share for an aggregate purchase price of $38.0. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares. Direct costs incurred to acquire common stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to stockholders’ equity.

14. LEASES

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

As of March 31, 2026, the Company’s leases have remaining lease terms of one to twenty-nine years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Some of the Company’s leases provide an early termination option, however, those options were not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date. Significant assumptions and judgments are made in the determination of the discount rate for leases.

The weighted-average remaining lease term for the Company’s leases is 7.3 years as of March 31, 2026. The weighted-average discount rate used in the measurement of the lease liabilities was 8.64% as of March 31, 2026.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Three months ended
	March 31,
	2026	2025
Operating lease cost	$3.3	$0.7
Variable lease cost	0.5	0.3
Total lease cost	$3.8	$1.0

Future minimum commitments under all non-cancelable operating leases are as follows:

2026	$10.4
2027	11.3
2028	5.7
2029	4.2
2030	3.8
Later years	4.3
Total lease payments	39.7
Less: Imputed interest	(4.9)
Present value of lease liabilities	$34.8

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended
	March 31,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3.4	$0.7
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$0.5	$5.3

15. RETIREMENT PLANS

Defined Contribution Plans

Resolute Holdings has a 401(k) profit sharing plan for all full-time employees. Resolute Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. CompoSecure has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. CompoSecure matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. Husky has defined contribution retirement plans, including a Canadian registered retirement savings plan, that matches 5% of employees’ plan compensation. Retirement plan expense for defined contribution plans for the three months ended March 31, 2026 and March 31, 2025 was approximately $2.5 and $0.9, respectively.

Defined Benefit and Other Post-Retirement Benefit Plans

In connection with the Husky Transaction, the Company assumed Husky Holdings’ defined benefit pension and other post-retirement benefit plans. The defined benefit pension and other post-retirement benefit plans, which are primarily maintained outside the United States, include post-retirement health and dental care benefits for certain eligible retired employees, long-term disability benefit plans, and a defined benefit pension plan in Switzerland. The defined benefit pension and post-retirement benefit obligations were measured as of December 31, 2025, consistent with the most recent actuarial valuations performed prior to the Husky Transaction, and were recognized by the Company at the Husky Transaction Date. There were no material changes in the related benefit obligations and there were no significant plan amendments, settlements, curtailments, or actuarial gains or losses during the three months ended March 31, 2026.

Additional detailed information related to the Company’s defined benefit pension and other post-retirement benefit plans, including actuarial assumptions, benefit obligations, plan assets, and expected benefit payments, will be disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2026.

16. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets Carried at Fair Value:
Foreign currency forward contract	$—	$0.2	$—	$0.2
Liabilities Carried at Fair Value:
Foreign currency forward contract	$—	$3.6	$—	$3.6
December 31, 2025
Assets Carried at Fair Value:
Interest rate swap	$—	$—	$—	$—

Additional information is provided below about assets and liabilities remeasured at fair value on a recurring basis.

Foreign currency forward contracts

Foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 within the fair value hierarchy. Fair value is determined using valuation techniques that utilize observable inputs, including forward exchange rates and discount factors, adjusted for credit risk as appropriate. Derivative financial assets are included in prepaid expenses and other current assets and other long-term assets, while derivative financial liabilities are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

Foreign currency forward contracts – cash flow hedges

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. For the three months ended March 31, 2026, unrealized gains and losses related to these derivatives were recorded in other comprehensive income (loss). Amounts reclassified into earnings during the period were $0.0. All foreign exchange cash flow hedges were effective for the periods presented. As of March 31, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $180.4, $128.8, and $16.4, respectively, which were hedged at an average rate of 1.365, 1.355, and 1.342 Canadian dollar per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

Interest rate swap

The Company previously managed interest rate risk on variable interest rate debt obligations through interest rate swap agreements. The interest rate swap was settled in December 2025 and is no longer outstanding as of March 31, 2026. See Note 11.

17. SEGMENTS

As a result of the Husky Transaction, the Company is managed and operated as three businesses and reporting segments given each of Resolute Holdings, CompoSecure, and Husky are distinct operating businesses. The CompoSecure segment includes the unallocated expenses at GPGI Holdings including expenses related to debt service. The CompoSecure and Husky businesses are wholly owned by GPGI Holdings and are consolidated by Resolute Holdings only for U.S. GAAP accounting purposes. Intercompany transactions consisting of management fees paid by GPGI Holdings and Husky Holdings to Resolute Holdings along with expenses incurred by Resolute Holdings while still as a wholly owned subsidiary of GPGI Holdings are also eliminated in consolidation.

The Chief Executive Officer of Resolute Holdings is the Company’s CODM who makes resource allocation decisions and assesses performance based on Adjusted EBITDA of each business, which management believes allows for the analysis of core operating performance across periods and because it is the calculation which forms the basis used to calculate the management fees paid to Resolute Holdings from its managed businesses. Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates three reportable segments include the distinct management teams, nature and location of operations, and existence of the CompoSecure Management Agreement and Husky Management Agreement as Resolute Holdings’ sole sources of revenue that are eliminated in consolidation, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

We define Adjusted EBITDA as net income (loss) adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; equity-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and certain special items such as non-recurring acquisition and integration related costs; mark to market adjustments; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; and other special items.

The following tables present each reportable segment’s statements of operations and select balance sheet and cash flow metrics for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended
	March 31, 2026
	($ in millions)
	Resolute
	Holdings	CompoSecure	Husky	Total
External customers	$—	$130.4	$277.4	$407.8
Intercompany	12.9	—	—	12.9
Segment net sales	12.9	130.4	277.4	420.7
Elimination of intercompany net sales				(12.9)
Net sales				407.8
Less:
Material	—	27.0	99.3
Personnel	2.9	33.1	94.3
Overhead	0.3	12.2	23.1
Management fees	—	4.5	8.4
Professional fees	0.7	2.8	3.1
Sales and marketing	—	0.4	4.1
Other segment expenses	0.1	2.8	3.9
Segment Adjusted EBITDA	$8.9	$47.6	$41.2	$97.7
Reconciliation to net income (loss):
Depreciation and amortization				(59.3)
Equity-based compensation				(2.3)
Income tax benefit (expense)				49.8
Interest income (expense), net				(29.8)
Unrealized foreign currency gain (losses)				2.3
Transaction costs				(43.0)
Gain (loss) on sale of property, equipment, and intangible assets				(0.6)
Loss on extinguishment and refinancing of debt				(106.8)
Severance costs				(0.6)
Net income (loss)				$(92.6)

Cash and cash equivalents	$5.0	$29.1	$79.0
Total assets	$76.3	$2,349.8	$5,980.9
Total debt	$40.0	$2,147.3	$—
Capital expenditures	$—	$1.7	$10.0

	Three months ended
	March 31, 2025
	($ in millions)
	Resolute
	Holdings	CompoSecure	Husky	Total
External customers	$—	$103.9	$—	$103.9
Intercompany	1.1	—	—	1.1
Segment net sales	1.1	103.9	—	105.0
Elimination of intercompany net sales				(1.1)
Net sales				103.9
Less:
Material	—	18.8	—
Personnel	1.8	29.5	—
Overhead	0.2	12.8	—
Management fees	—	1.1	—
Professional fees	0.5	3.7	—
Sales and marketing	—	0.3	—
Other segment expenses	0.3	1.8	—
Segment Adjusted EBITDA	$(1.7)	$35.9	$—	$34.2
Reconciliation to net income (loss):
Intercompany/eliminations				1.1
Depreciation and amortization				(2.3)
Equity-based compensation expense				(6.0)
Income tax benefit (expense)				(0.6)
Interest income (expense), net				(2.4)
Spin-Off costs				(1.4)
Net income (loss)				$22.6

Cash and equivalents	$8.8	$62.2	$—
Total assets	$11.7	$203.7	$—
Total debt	$—	$193.2	$—
Capital expenditures	$—	$1.2	$—

18. VARIABLE INTEREST ENTITIES

The Company evaluates its contractual, ownership, and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its condensed consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Following the execution of the CompoSecure Management Agreement on February 28, 2025, GPGI Holdings is deemed to be a VIE in which Resolute Holdings is the primary beneficiary and GPGI Holdings is consolidated due to the terms of the CompoSecure Management Agreement pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of GPGI Holdings and its controlled affiliates, including Husky Holdings, in exchange for the CompoSecure Management Fee and Husky Management Fee. The nature of Resolute Holdings’ involvement in GPGI Holdings’ activities is outlined in the CompoSecure Management Agreement. Creditors of Resolute Holdings have no recourse to the assets or liabilities of GPGI Holdings and its controlled affiliates including Husky Holdings, and creditors of GPGI Holdings have no recourse to the assets or liabilities of Resolute Holdings. Resolute Holdings has no obligation to provide any financial support to GPGI Holdings or Husky Holdings. See Note 17 for details of the assets and liabilities of the CompoSecure and Husky businesses.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $39.7 of minimum undiscounted future lease payments and a present value of $34.8. See Note 14 for further details.

Letters of Credit and Guarantees

The Company may request that its lenders issue letters of credit or letters of guarantee in favor of suppliers, customers and/or tax authorities to payment of certain obligations. As of March 31, 2026, the Company issued such letters totaling $23.0.

The Company may, in certain cases, guarantee equipment performance benchmarks. Such guarantees may entail payment of a monetary penalty, or may commit the Company to repurchase the equipment, if the performance benchmarks are not met.

In December 2025, the Company entered into an agreement pursuant to which it is committed to spend a minimum of $7.0 on cloud services. The committed spend period is from January 1, 2026, until December 12, 2028. As of March 31, 2026, the Company had $6.4 remaining on this commitment.

Future Capital Expenditures

As of March 31, 2026, the Company had commitments to make future capital expenditures under non-cancellable contracts of $24.1 due in 2026 and $6.0 due in 2027 and thereafter.

Litigation

The Company is, from time to time, party to various disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. Management believes that adequate provisions have been recorded in the condensed consolidated financial statements. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

20. RELATED PARTY TRANSACTIONS

In connection with the completion of the Spin-Off, Resolute Holdings entered into several arrangements, including (1) a Separation and Distribution Agreement with GPGI (the “SDA”), pursuant to which GPGI delivered shares of Resolute Holdings’ common stock to effectuate the Spin-Off and which establishes certain rights and obligations between Resolute Holdings and GPGI Holdings following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and GPGI Holdings, and tax and other matters, (2) a Letter Agreement with GPGI (the “Letter Agreement”) governing the delegation of authority by the GPGI board of directors to Resolute Holdings to approve issuances of GPGI equity for M&A and equity awards, and certain related matters, coterminous with the CompoSecure Management Agreement, (3) a Registration Rights Agreement with Resolute Compo Holdings LLC, providing for the registration under applicable federal or state securities laws of shares of Resolute Holdings’ common stock held by Resolute Compo Holdings LLC and its permitted transferees, and governing certain related matters, and (4) a Tax Sharing Agreement with GPGI, governing the rights, responsibilities and obligations of GPGI and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters. Additionally, upon the completion of the Spin-Off, Roger Fradin resigned from the board of directors of GPGI for personal reasons and not as a result of any disagreement with management or any matter relating to GPGI’s operations, policies or practices. In connection with Mr. Fradin’s resignation, GPGI entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (the “Board Adviser Agreement”), pursuant to which, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the board of directors of GPGI for a period of 12 months (subject to automatic renewal for 12 month periods) in exchange for which Fradin Consulting will receive an annual cash retainer fee of $0.1, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of GPGI Class A Common Stock with a fair market value, as defined in the Third Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy, of $0.2. The foregoing summary descriptions of the SDA, the Letter Agreement, the Registration Rights Agreement, the Tax Sharing Agreement

and the Board Adviser Agreement are not complete and are qualified by reference to the full text of the agreements. For additional information, see Note 18 to the 2025 Annual Report.

Certain Contractors of GPGI subject to the Contractor Agreements are also employees of the Company. In exchange for the Contractor Services, the Contractors shall be eligible to receive grants of restricted stock units or other equity incentive awards as determined by GPGI and shall remain eligible to vest in any equity incentive awards previously granted to Contractor by GPGI. Grants made under the Contractor Agreements are included in the disclosures in Note 5.

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote. Mr. John Cote is the managing member of SRM. The Company recognized $0.1 during the three months ended March 31, 2026 in selling, general, and administrative expense.

GPGI is the sole member of GPGI Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of GPGI Holdings, GPGI from time to time receives distributions from and makes contributions to GPGI Holdings and GPGI Holdings from time to time will pay expenses on behalf of GPGI. There was $2,016.8 of cash contributions and $1,143.0 of equity contributions to GPGI Holdings from GPGI during the three months ended March 31, 2026 primarily related to the Husky Transaction. GPGI Holdings did not make any distributions to GPGI during the three months ended March 31, 2026.

21. SUBSEQUENT EVENTS

On May 7, 2026, Resolute Holdings entered into a Second Amendment (the “Resolute Credit Facility Amendment”), to the Resolute Credit Facility that provides for (i) new term loan commitments in an aggregate principal amount of $60.0 (the “Resolute Term Loan”) which may be within three (3) business days after the effective date of the Resolute Credit Facility Amendment and (ii) certain other amendments to the Resolute Credit Facility, including, among other things, the reallocation of the revolving commitments among the lenders, which aggregate amount remains $40.0, substantially concurrent with the funding of the Resolute Term Loan on the funding date. Resolute Holdings intends to use $10.0 of the proceeds of the Resolute Term Loan to partially repay outstanding revolving borrowings under the Resolute Credit Facility. The rate of interest for revolving and term loan borrowings under the Resolute Credit Facility was increased to a rate per annum equal to, at the option of Resolute Holdings, to (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S., or (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) in each case plus an applicable margin of 1.50%, with step-downs to 1.25% and 1.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.0% per annum) plus an applicable margin of 2.50%, with step-downs to 2.25% and 2.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio. Borrowings under the revolving credit facility will bear interest at the same rates and margins as the Resolute Term Loan. The Resolute Term Loan will mature on the third anniversary of the effective date of the Resolute Credit Facility Amendment, and amortize in quarterly installments commencing September 30, 2026.

GPGI Holdings entered into a lease for a new facility for its CompoSecure business starting on April 1, 2026. The facility is located in Somerset, NJ and contains approximately 200,000 square feet of mixed-use manufacturing and office space, contains a lease term of 123 months with three months of abatement and a 60 month extension at fair market pricing. Monthly rent is expected to be approximately $0.3 in the first year. The new facility is expected to improve overall operational efficiency while reducing the Company’s overall manufacturing footprint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (“2025 Annual Report”). The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Overview

Resolute Holdings Management, Inc. (“Resolute Holdings”) provides operating management services to generate recurring, long-duration management fees from GPGI Holdings L.L.C. (formerly CompoSecure Holdings, L.L.C) (together with its subsidiaries, “GPGI Holdings”) and Husky Holdings LLC (together with its subsidiaries, “Husky Holdings”) and other companies it may manage in the future both in the United States and internationally, to generate recurring, long-duration management fees. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, as defined below, Resolute Holdings (together with GPGI Holdings and its subsidiary, Husky Holdings, the “Company”) is required to consolidate GPGI Holdings because it is a variable interest entity (“VIE”) of which Resolute Holdings is deemed to be the primary beneficiary. Resolute Holdings does not own any equity interests or common stock in GPGI Holdings, Husky Holdings, or GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI”).

GPGI, through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses without the external responsibilities associated with managing a public company. GPGI has evolved from a single operating business into a diversified permanent capital platform that is comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under the CompoSecure, L.L.C. (together with its subsidiaries, “CompoSecure LLC”) and Husky Holdings legal entities, respectively.

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

Recent Developments

On February 28, 2025, GPGI distributed all shares of common stock of its then-wholly owned subsidiary, Resolute Holdings, on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date (“Spin-Off”). Each stockholder of record who held shares of GPGI Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”. On March 2, 2026, Resolute Holdings redomiciled its state of incorporation from the State of Delaware to the State of Nevada.

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

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less b) Parent Allocated Expense, as defined in the CompoSecure Management Agreement. CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense (“Husky Management Agreement Adjusted EBITDA”). GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

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

On November 2, 2025, GPGI entered into a Share Purchase Agreement with entities affiliated with Platinum Equity LLC (“Platinum Equity”) pursuant to which GPGI would combine with Husky Technologies Limited for an enterprise value of approximately $4,976.0, financed with debt, cash, and shares of GPGI’s Class A Common Stock (“Husky Transaction”). The Husky Transaction was completed on January 12, 2026. In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement, pursuant to which Resolute Holdings is responsible for managing the day-to-day business and operations and overseeing the strategy of Husky Holdings and its controlled affiliates in exchange for payment of a quarterly management fee (“Husky Management Fee”), which is calculated without duplication of CompoSecure Management Agreement Adjusted EBITDA.

Economic Conditions

As a result of the consolidation of GPGI Holdings, the Company’s business, financial condition and results of operations are subject to impacts from trends and developments impacting the business of GPGI Holdings, including but not limited to, economic tensions, geopolitical conflicts and changes in international trade policies, including new tariffs introduced by the U.S. last year that could impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products are obtained, directly or indirectly, from companies located outside of the United States. Ongoing geopolitical tensions and hostilities in the Middle East have contributed to higher global oil prices and disruptions in international shipping, which have increased our shipping and logistics costs as well as the costs of certain raw materials. These conditions have increased costs for our customers and caused existing customers to pause or delay orders and prospective customers to defer new projects. These factors have impacted our financial condition and results of operations, and if these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be further materially adversely affected.

Key Components of Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2026 and March 31, 2025 only includes the results of Husky Holdings from the completion of the Husky Transaction on January 12, 2026.

Net Sales

Net sales reflect the Company’s revenue generated from the sale of products and services by GPGI Holdings’ businesses, CompoSecure and Husky, as management fee revenue at Resolute Holdings is eliminated in consolidation. Net sales at CompoSecure primarily include the design and manufacturing of metal cards, including contact and dual interface cards and cards containing Arculus authentication capability, and direct-to-consumer sales of Arculus key cards through third-party e-commerce platforms. Net sales at Husky include the sale of injection molding machines, molds, hot runners, temperature controllers, auxiliary equipment, and related aftermarket products; the design and manufacture of medical molds; service offerings including startup, testing, installation, training, ongoing monitoring of machines, and extended protection plans. Net sales include the effect of discounts and allowances which consist primarily of volume-based rebates.

Cost of Sales

The Company’s cost of sales comprises GPGI Holdings’ direct and indirect costs related to manufacturing products and providing related services. Product costs include the cost of raw materials and supplies, including various metals; the cost of labor; equipment and facilities; operational overhead; depreciation and amortization; leases and rental charges; shipping and handling; and freight and insurance costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, and promotional activity.

Gross Profit and Gross Margin

The Company’s gross profit comprises GPGI Holdings’ net sales less cost of sales, and its gross margin represents gross profit as a percentage of its net sales.

Operating Expenses

The Company’s operating expenses are primarily comprised of selling, general, and administrative expenses at Resolute Holdings and GPGI Holdings, which generally consist of personnel-related expenses for each company’s corporate, executive, finance, information technology, and other administrative functions, and expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing. Operating expenses also include foreign currency gains and losses.

Income from Operations and Operating Margin

Income from operations consists of the Company’s gross profit less its operating expenses. Operating margin is income from the Company’s operations as a percentage of its net sales.

Other Income (Expense)

Other income (expense) primarily consist of interest expense net of any interest income and deferred financing costs and loss from extinguishment of debt.

Net Income (Loss)

Net income (loss) consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Results of Operations

Three months ended March 31, 2026 vs. three months ended March 31, 2025

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Net sales	$407.8	$103.9	$303.9	292%
Cost of sales	252.2	49.4	202.8	411%
Gross profit	155.6	54.5	101.1	186%
Operating expenses
Selling, general and administrative expenses	162.6	28.9	133.7	463%
Foreign currency (gains) losses	(1.2)	—	(1.2)	n/a
Income (loss) from operations	(5.8)	25.6	(31.4)	(123)%
Other income (expense), net	(136.6)	(2.4)	(134.2)	5,592%
Income (loss) before income taxes	(142.4)	23.2	(165.6)	(714)%
Income tax benefit (expense)	49.8	(0.6)	50.4	(8,400)%
Net income (loss)	(92.6)	22.6	(115.2)	(510)%
Net income (loss) attributable to non-controlling interests	(154.1)	26.0	(180.1)	(693)%
Net income (loss) attributable to common stockholders	$61.5	$(3.4)	$64.9	(1,909)%

	Three months ended March 31,
	2026	2025
Gross margin	38%	52%
Operating margin	(1)%	25%

Net Sales

	Three months ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Net sales by business
CompoSecure	$130.4	$103.9	$26.5	26%
Husky	277.4	—	(11.8)	n/a %
Resolute Holdings	12.9	1.1	303.9	27,627%
Eliminations	(12.9)	(1.1)	—	—%
Total	$407.8	$103.9	$318.6	307%

The Company’s net sales for the quarter ended March 31, 2026 increased $303.9 million to $407.8 million compared to $103.9 million for the quarter ended March 31, 2025. The increase was driven by the acquisition of Husky, along with an increase in sales at CompoSecure, which were up 26%. Resolute Holdings’ net sales increased due to the execution of the Husky Management Agreement, higher organic Adjusted EBITDA at CompoSecure, and a full quarter of fees from the CompoSecure Management Agreement versus the prior year.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended March 31, 2026 increased $101.0 million to $155.6 million compared to $54.5 million for the quarter ended March 31, 2025 primarily due to the acquisition of Husky. The gross profit margin decreased to 38%, compared to 53% in the prior year due to Husky having lower gross margins than CompoSecure, partially offset by higher margins at CompoSecure driven by higher volumes and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s selling, general and administrative expenses increased $133.7 million to $162.6 million for the quarter ended March 31, 2026 compared to $28.9 million for the quarter ended March 31, 2025 due primarily to the acquisition of Husky. The Company recognized a $1.2 million foreign currency gain.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations for the quarter ended March 31, 2026 decreased $31.4 million to $(5.8) million compared to $25.6 million for the quarter ended March 31, 2025. The decrease was primarily attributable to intangible amortization and higher expenses associated with the acquisition of Husky, partially offset by improved operating performance at CompoSecure. Operating margin for the quarter ended March 31, 2026 decreased by 26%, to (1)%, compared to 25% for the quarter ended March 31, 2025 due to the acquisition of Husky, partially offset by higher margins at CompoSecure.

Other Income (Expense)

Other expense for the quarter ended March 31, 2026 increased $134.2 million, to $136.6 million, compared to $2.4 million for the quarter ended March 31, 2025. The increase in other expense was primarily due to debt refinancing costs and an increase in interest expense due to an increase in debt from the acquisition of Husky.

Income Tax Expense

The Company’s income tax benefit for the quarter ended March 31, 2026 was $49.8 million compared to an expense of $0.6 million for the quarter ended March 31, 2025 due to the loss before income taxes primarily from transaction debt related expenses associated with the acquisition of Husky.

Segments

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended
	March 31, 2026
	($ in millions)
	Resolute
	Holdings	CompoSecure	Husky	Total
External customers	$—	$130.4	$277.4	$407.8
Intercompany	12.9	—	—	12.9
Segment net sales	12.9	130.4	277.4	420.7
Elimination of intercompany net sales				(12.9)
Net sales				407.8
Less:
Material	—	27.0	99.3
Personnel	2.9	33.1	94.3
Overhead	0.3	12.2	23.1
Management fees	—	4.5	8.4
Professional fees	0.7	2.8	3.1
Sales and marketing	—	0.4	4.1
Other segment expenses	0.1	2.8	3.9
Segment Adjusted EBITDA	$8.9	$47.6	$41.2	$97.7
Reconciliation to net income (loss):
Depreciation and amortization				(59.3)
Equity-based compensation				(2.3)
Income tax benefit (expense)				49.8
Interest income (expense), net				(29.8)
Unrealized foreign currency gain (losses)				2.3
Transaction costs				(43.0)
Gain (loss) on sale of property, equipment, and intangible assets				(0.6)
Loss on extinguishment and refinancing of debt				(106.8)
Severance costs				(0.6)
Net income (loss)				$(92.6)

Cash and cash equivalents	$5.0	$29.1	$79.0
Total assets	$76.3	$2,349.8	$5,980.9
Total debt	$40.0	$2,147.3	$—
Capital expenditures	$—	$1.7	$10.0

	Three months ended
	March 31, 2025
	($ in millions)
	Resolute
	Holdings	CompoSecure	Husky	Total
External customers	$—	$103.9	$—	$103.9
Intercompany	1.1	—	—	1.1
Segment net sales	1.1	103.9	—	105.0
Elimination of intercompany net sales				(1.1)
Net sales				103.9
Less:
Material	—	18.8	—
Personnel	1.8	29.5	—
Overhead	0.2	12.8	—
Management fees	—	1.1	—
Professional fees	0.5	3.7	—
Sales and marketing	—	0.3	—
Other segment expenses	0.3	1.8	—
Segment Adjusted EBITDA	$(1.7)	$35.9	$—	$34.2
Reconciliation to net income (loss):
Intercompany/eliminations				1.1
Depreciation and amortization				(2.3)
Equity-based compensation expense				(6.0)
Income tax benefit (expense)				(0.6)
Interest income (expense), net				(2.4)
Spin-Off costs				(1.4)
Net income (loss)				$22.6

Cash and equivalents	$8.8	$62.2	$—
Total assets	$11.7	$203.7	$—
Total debt	$—	$193.2	$—
Capital expenditures	$—	$1.2	$—

The following tables present the balance sheets of Resolute Holdings, GPGI Holdings, and the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	($ in millions)				($ in millions)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5.0	$108.1	$—	$113.1	$4.4	$157.0	$—	$161.4
Restricted cash	—	7.0	—	7.0	—	—	—	—
Short-term investments	—	—	—	—	3.1	41.0	—	44.1
Accounts receivable	12.9	311.7	(12.9)	311.7	4.0	44.2	(4.0)	44.2
Inventories, net	—	411.1	—	411.1	—	44.2	—	44.2
Income tax receivable	0.2	4.4	—	4.6	0.2	—	—	0.2
Deferred tax asset	55.7	—	—	55.7	—	—	—	—
Prepaid expenses and other current assets	0.7	33.6	—	34.3	0.2	3.2	—	3.4
Total current assets	74.5	875.9	(12.9)	937.5	11.9	289.6	(4.0)	297.5

Property and equipment, net	—	557.9	—	557.9	—	21.6	—	21.6
Goodwill	—	3,041.9	—	3,041.9	—	—	—	—
Intangible assets, net	—	1,624.1	—	1,624.1	—	1.9	—	1.9
Deferred tax asset	0.2	3.7	—	3.9	0.2	—	—	0.2
Other long-term assets	1.6	48.1	—	49.7	1.0	11.2	—	12.2
Total assets	76.3	6,151.6	(12.9)	6,215.0	13.1	324.3	(4.0)	333.4

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	0.1	99.8	0.1	100.0	—	11.8	0.1	11.9
Accrued expenses	1.9	266.5	(12.9)	255.5	5.4	47.0	(4.0)	48.4
Deferred revenue	—	164.8	—	164.8	—	—	—	—
Income tax payable	2.9	41.4	—	44.3	0.1	—	—	0.1
Current portion of long-term debt	—	9.0	—	9.0	—	15.0	—	15.0
Other current liabilities	0.1	14.9	—	15.0	0.1	2.1	—	2.2
Total current liabilities	5.0	596.4	(12.8)	588.6	5.6	75.9	(3.9)	77.6

Income tax payable	—	20.6	—	20.6	—	—	—	—
Long-term debt, net of deferred financing costs	40.0	2,138.3	—	2,178.3	—	169.8	—	169.8
Deferred tax liability	—	303.1	—	303.1	—	—	—	—
Other long-term liabilities, net	1.0	42.0	—	43.0	1.0	7.3	—	8.3
Total liabilities	46.0	3,100.4	(12.8)	3,133.6	6.6	253.0	(3.9)	255.7

Additional paid-in capital	19.2	—	—	19.2	18.9	—	—	18.9
Accumulated deficit	53.2	—	—	53.2	(8.3)	—	—	(8.3)
Treasury stock	(42.1)	—	—	(42.1)	(4.1)	—	—	(4.1)
Total stockholders' equity (deficit)	30.3	—	—	30.3	6.5	—	—	6.5
Non-controlling interest	—	3,051.2	(0.1)	3,051.1	—	71.3	(0.1)	71.2
Total equity (deficit)	30.3	3,051.2	(0.1)	3,081.4	6.5	71.3	(0.1)	77.7
Total liabilities and stockholders' equity (deficit)	$76.3	$6,151.6	$(12.9)	$6,215.0	$13.1	$324.3	$(4.0)	$333.4

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes Fee-Related Earnings and Fee-Related Earnings per share are useful to investors in evaluating the Company’s financial performance. Fee-Related Earnings is calculated based on net income (loss) attributable to common stockholders of Resolute Holdings, and adding back (a) equity-based compensation under GPGI’s equity plan, the CompoSecure, Inc. 2021 Incentive Equity Plan, as amended, (the “GPGI Equity Plan”) and (b) the tax impact of consolidating GPGI Holdings, less the pre-tax impact of such adjustments at Resolute Holdings’ estimated effective tax rate of 32.5%. We believe that these non-GAAP financial measures represent the most useful presentation to investors of the Company that is attributable to Resolute Holdings common stockholders. Fee-Related Earnings and Fee-Related Earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from Fee-Related Earnings and Fee-Related Earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s performance, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three months ended March 31, 2026:

	Three months ended
	March 31, 2026
	($ in millions except per share figures)
	Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$61.5	$—	$—	$61.5
Net income (loss) per share attributable to common stockholders - diluted	$7.19	$0.00	$0.00	$7.19

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under GPGI Equity Plan (1)	$0.2			$0.2
Less: Tax impact from consolidation of GPGI Holdings (2)	(55.8)			(55.8)
Net tax impact of pre-tax adjustments (3)	—			—
Fee-Related Earnings	5.9			5.9
Fee-Related Earnings per share	$0.69			$0.69

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders	8,547,474			8,547,474
Fee-Related Earnings per share	8,547,474			8,547,474

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the GPGI Equity Plan. Equity granted under the GPGI Equity Plan relates to GPGI Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	The tax impact of treating Resolute Holdings and GPGI Holdings, including Husky Holdings, as a consolidated entity under ASC 740, to arrive at the Resolute Holdings income tax expense if presented on a non-consolidated basis.
(3)	Tax-effect of pre-tax adjustments at a 32.5% estimated effective tax rate for 2026. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the GPGI Equity Plan is expensed for tax purposes at GPGI and not Resolute Holdings.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the 2025 Annual Report and reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for critical accounting policies adopted since the 2025 Annual Report, including under the headings “Reclassifications”, “Foreign Currency Translation and Transactions”, “Restricted Cash”, “Derivatives and Hedging Activities”, “Business Combinations”, and “Revenue Recognition”.

New Accounting Pronouncements

Reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements since the filing of the 2025 Annual Report.

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are revenue derived from the management agreements with its managed companies, its existing cash and cash equivalents balances, short-term investments, and borrowings on Resolute Holdings’ revolving credit facility. GPGI Holdings’ primary sources of liquidity are its existing cash and cash equivalents, short-term investments, cash flows from operations, and borrowings on the GPGI Holdings term loan, revolving credit facility, and senior secured notes as detailed in Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The Company’s primary cash requirements at Resolute Holdings and GPGI Holdings include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment and software).

As of March 31, 2026, the Company had cash and cash equivalents and restricted cash of $120.1 million, consisting of $5.0 million at Resolute Holdings and $115.1 million at GPGI Holdings. The Company had debt principal outstanding of $40.0 million at Resolute Holdings and $2,175.0 million at GPGI Holdings. As of December 31, 2025, the Company had cash and cash equivalents of $161.4 million, consisting of $4.4 million at Resolute Holdings and $157.0 million at GPGI Holdings.  As of December 31, 2025, the Company had short-term investments comprised of US treasury bills of $44.1 million, consisting of $3.1 million at Resolute Holdings and $41.1 million at GPGI Holdings. As of December 31, 2025, the Company had debt principal outstanding of $186.3 million at GPGI Holdings.

On January 12, 2026, following the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under its credit agreement then in place and assumed approximately $2.8 billion of debt from Husky and entered into a $350 million delayed draw term loan. On January 14, 2026, GPGI Holdings refinanced the assumed $3.1 billion of debt and entered into a new credit facility (the “GPGI Holdings Credit Facility”) consisting of a $1.2 billion term loan maturing in 2033 and a $400.0 million revolving credit facility maturing in 2031, and also issued $900.0 million in 5.625% Senior Secured Notes due 2033 (“GPGI Holdings Senior Notes”). On February 20, 2026, Resolute Holdings refinanced its existing $5.0 million revolving credit facility with a new $30.0 million revolving credit facility maturing in February 2031 (as amended, the “Resolute Credit Facility”). The Resolute Credit Facility was subsequently increased to $40.0 million during March 2026. On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for new term loan commitments in an aggregate principal amount of $60.0 million and increases the rate of interest for revolving and term loan borrowings. See Note 21 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Resolute Holdings and GPGI Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the management fees from its managed companies to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $40.0 million revolving credit facility at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Form 10-Q. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $400.0 million revolving credit facility at GPGI Holdings, are sufficient to meet the liquidity needs of GPGI Holdings, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q.

The Company anticipates that to the extent Resolute Holdings requires additional liquidity, it shall do so through borrowings on the Resolute Credit Facility, the incurrence of other indebtedness, or a combination thereof and offering of its securities in capital markets. The Company anticipates that to the extent GPGI Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of securities in capital markets. The Company cannot be assured that each of Resolute Holdings and GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of Resolute Holdings and GPGI Holdings and their ability to meet their respective obligations and fund their capital requirements are also dependent on their respective future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

Additional information regarding the Company’s debt is included in Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Net Cash Provided by (Used in) Operations

Cash used in the Company’s operating activities for the three months ended March 31, 2026 was $(116.8) million compared to cash provided by operating activities of $18.4 million during the three months ended March 31, 2025. The decrease in cash provided by operating activities of $135.2 million was primarily attributable to seasonally lower earnings at Husky and the payment of transaction costs, including debt breakage fees, associated with the acquisition of Husky.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the three months ended March 31, 2026 was $632.6 million primarily due to the acquisition of Husky, capital expenditures of $7.4 million, and capitalized software expenditures of $4.3 million partially offset the maturities and sales of short-term investments of $44.1 million.

Net Cash Provided by ( Used in) Financing Activities

Cash provided by the Company’s financing activities for the three months ended March 31, 2026 was $711.0 million compared to cash used in the Company’s financing activities for the three months ended March 31, 2025 of $17.8 million. Cash provided by financing activities for the three months ended March 31, 2026 primarily related to cash contributions by GPGI of $2,016.8 million and proceeds from the issuance of debt net of discounts of $2,563.5, partially offset by debt repayment of $3,309.1, share repurchases of Resolute Holdings common stock of $38.0 million, debt issuance costs of $38.2 million, and $26.6 million of payments for taxes related to net share settlement of GPGI equity awards. Cash used in financing activities for the three months ended March 31, 2025 primarily related to payments for taxes related to net share settlement of GPGI equity awards of $15.3 million and repayment of scheduled principal payments of debt of $2.5 million.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in the 2025 Annual Report. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of March 31, 2026, the Company has purchase commitments with suppliers of approximately $43.3, including $30.9 in 2026.

Financing

Resolute Holdings is a party to the Resolute Credit Facility and GPGI Holdings is a party to the GPGI Holdings Credit Facility and the GPGI Holdings Senior Notes. For a more complete description of the Company’s debt obligations, see Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances, short-term investments, and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations. As of March 31, 2026, the Company had $1,275.0 million in debt outstanding under the GPGI Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $12.1 million on an annual basis.

Foreign Exchange Risk

The Company uses foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. As of March 31, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $180.4 million, $128.8 million, and $16.4 million, respectively, which were hedged at an average rate of 1.365, 1.355, and 1.342 Canadian dollar per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, the Company continued the implementation of corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, stock administration, and internal audit subsequent to the completion of the Spin-Off on February 28, 2025. As a result of the Husky Transaction, the Company has begun integrating the Husky business into the Company’s financial reporting and internal control environment. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this item is set forth in the “Legal Proceedings” section in Note 19 “Commitments and Contingencies” of the Company’s unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

Summary of Risk Factors

Other than as described herein, there have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2025 Annual Report.

Global economic conditions, including geopolitical conflict and instability, give rise to operating and market risk exposure.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products and led to shipping and payment delays. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Company's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the recent conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market and increased prices for raw materials, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company operates or sells its products, have created and could continue to create volatility in global demand and the timing of orders for the Company's products, and have disrupted and could continue to disrupt the supply chains, assets or operations of the Company and/or its joint ventures. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures. These factors have had, and may continue to have, negative impacts on the Company’s financial condition, results of operations and cash flows. These impacts have included and may continue to include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy; and heightened cybersecurity threats. The intensity and duration of conflicts in the Middle East, including the recent conflict between the United States, Israel and Iran, and the potential for the expansion of hostilities in the region, are difficult to predict and could further disrupt the Company's supply chains and operations, which could have a negative impact on the Company's results of operations. In addition, volatility and disruption of financial markets have limited and could continue to limit the ability of the Company’s customers and suppliers to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on the Company’s results of operations. If the Company fails to effectively manage such risks, it could have a negative impact on its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities in the three months ended March 31, 2026.

Repurchases of Equity Securities

On February 8, 2025, our Board authorized a $30.0 stock repurchase program under which we may repurchase shares of our common stock. The Board subsequently authorized an increase to the repurchase program to $100.0 on December 9, 2025. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the three months ended March 31, 2026, the Company repurchased an aggregate of 243,252 shares in open market transactions at an average price of $156.18 per share for an aggregate purchase price of approximately $38.0 million.

				Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of a	May Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Program
Period	Shares Purchased	Paid per Share	Program	(in millions)
January 1-31, 2026	—	$—	—	$95.9
February 1-28, 2026	—	—	—	95.9
March 1-31, 2026	243,252	156.18	243,252	57.9
Total	243,252	$156.18	243,252	$57.9

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Credit Agreement

Item 1.01 Entry into a Material Definitive Agreement

On May 7, 2026, Resolute Holdings entered into a Second Amendment (the “Resolute Credit Facility Amendment”), to the credit agreement (as amended, the “Resolute Credit Agreement”) governing its existing $30.0 million revolving credit facility (the “Resolute Credit Facility”). The Resolute Credit Facility Amendment provides for (i) new term loan commitments in an aggregate principal amount of $60.0 (the “Resolute Term Loan”) which may be funded within three (3) business days after the effective date of the Resolute Credit Facility Amendment and (ii) certain other amendments to the Resolute Credit Facility, including, among other things, the reallocation of the revolving commitments among the lenders, which aggregate amount remains $40.0 million, substantially concurrently with the funding of the Resolute Term Loan on the date thereof. Upon the closing of the Resolute Credit Facility Amendment, Resolute Holdings intends to use $10.0 million of the proceeds of the Resolute Term Loan to partially repay outstanding revolving borrowings under the Resolute Credit Facility.

The rate of interest for revolving and term loan borrowings under the Resolute Credit Facility was increased to a rate per annum equal to, at the option of Resolute Holdings, (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S., or (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) in each case plus an applicable margin of 1.50%, with step-downs to 1.25% and 1.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) plus an applicable margin of 2.50%, with step-downs to 2.25% and 2.00% per annum based on Resolute Holdings’ Funded

Indebtedness to EBITDA Ratio. The Term Loans mature on the third anniversary of the effective date of the Resolute Credit Facility Amendment and amortize in quarterly installments, commencing September 30, 2026. The parties to the Amended Credit Agreement continue to have the same obligations set forth in the existing Resolute Credit Agreement, the material terms of which are otherwise unchanged. Capitalized terms used but not defined in this section have the meanings given to them in the Resolute Credit Agreement. The foregoing description of the Resolute Credit Facility Amendment and the Resolute Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Resolute Credit Facility Amendment, a copy of which is filed as Exhibit 10.4 hereto and incorporated by reference herein.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference herein.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.
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

10.1

Management Agreement, dated as of January 12, 2026, by and between Husky Holdings LLC (f/k/a Forge New Holdings, LLC) and Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).

10.2

Credit Agreement, dated February 20, 2026, by and between the registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2026).

10.3

Incremental Amendment, dated March 18, 2026, by and among Resolute Holdings Management, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2026).

10.4

Second Amendment, dated May 7, 2026, by and among Resolute Holdings Management, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to Credit Agreement, dated February 20, 2026, by and between the registrant and JPMorgan Chase Bank, N.A., as administrative agent.

16.1

Letter from Grant Thornton LLP to the U.S. Securities and Exchange Commission, dated January 12, 2026 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files (formatted as inline XBRL).

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: May 7, 2026	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)