Form 10-Q
period 2026-06-30
Resolute Holdings Management, Inc.
filed 2026-08-06
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 7,819,595 shares of the registrant’s common stock outstanding.

RESOLUTE HOLDINGS MANAGEMENT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the documents incorporated by reference herein, may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Resolute Holdings Management, Inc. (“Resolute Holdings”, “we”, “our” and “us”, and together with GPGI Holdings, L.L.C. and its subsidiaries including CompoSecure, L.L.C. and Husky Holdings LLC as the context requires, the “Company”) believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning or implying the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negatives of these terms or variations of them or similar terminology.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement and Husky Management Agreement (each as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee and Husky Management Fee (each as defined herein) and termination;
●	risks relating to our current reliance on GPGI Holdings L.L.C. and its subsidiaries (“GPGI Holdings”), including the presentation of GPGI Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into GPGI Holdings additional managed companies, and managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at GPGI Holdings, Husky Holdings, and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	risks associated with the businesses of GPGI Holdings, Husky Holdings LLC (together with its subsidiaries, “Husky Holdings”), and any other companies we may manage in the future, including risks related to such businesses, global and other macroeconomic factors impacting such businesses, and others;
●	future exchange and interest rates;
●	damage to our reputation;
●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;

●	cybersecurity and privacy considerations;
●	legal proceedings and investigatory risks, including the outcome of any legal proceedings involving us or our managed companies;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company; and
●	other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of this report and of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “2025 Annual Report”). The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Statements

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value and share amounts)

	June 30,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117.0	$161.4
Short-term investments	—	44.1
Accounts receivable, net	296.5	44.2
Inventories, net	322.9	44.2
Income tax receivable	7.1	0.2
Deferred tax asset	37.7	—
Prepaid expenses and other current assets	36.9	3.4
Total current assets	818.1	297.5

Property and equipment, net	572.0	21.6
Goodwill	2,916.5	—
Intangible assets, net	1,711.8	1.9
Right of use assets, net	67.0	9.9
Deferred tax asset	28.0	0.2
Other long-term assets	13.9	1.6
Total assets	$6,127.3	$332.7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$87.5	$11.9
Accrued expenses	250.7	48.4
Deferred revenue	183.4	—
Income tax payable	42.8	0.1
Current portion of long-term debt	24.0	15.0
Current portion of lease liabilities – operating leases	11.5	2.2
Other current liabilities	5.5	—
Total current liabilities	605.4	77.6

Income tax payable	22.4	—
Long-term debt, net of deferred financing costs	2,153.5	169.1
Deferred tax liability	214.9	—
Lease liabilities, operating leases	55.3	8.3
Other long-term liabilities, net	22.4	—
Total liabilities	3,073.9	255.0

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 7,829,142 and 8,500,694 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	19.3	18.9
Retained earnings (accumulated deficit)	40.8	(8.3)
Treasury stock	(91.6)	(4.1)
Total stockholders' equity (deficit)	(31.5)	6.5
Non-controlling interest	3,084.9	71.2
Total equity (deficit)	3,053.4	77.7
Total liabilities and stockholders' equity (deficit)	$6,127.3	$332.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$473.2	$119.6	$881.0	$223.5
Cost of sales	308.2	50.8	560.4	100.2
Gross profit	165.0	68.8	320.6	123.3
Operating expenses:
Selling, general and administrative expenses	129.8	28.2	291.1	57.1
Income (loss) from operations	35.2	40.6	29.5	66.2

Other income (expense):
Interest income	0.3	1.5	0.5	2.6
Interest expense	(34.2)	(3.5)	(64.2)	(7.0)
Gain (loss) on debt extinguishment	96.2	—	(10.6)	—
Total other income (expense), net	62.3	(2.0)	(74.3)	(4.4)
Income (loss) before income taxes	97.5	38.6	(44.8)	61.8
Income tax benefit (expense)	(42.8)	(0.3)	6.9	(0.9)
Net income (loss)	$54.7	$38.3	$(37.9)	$60.9

Net income (loss) attributable to non-controlling interest	67.1	38.9	(87.0)	64.9

Net income (loss) attributable to common stockholders	$(12.4)	$(0.6)	$49.1	$(4.0)

Net income (loss) per share attributable common stockholders:
Basic	$(1.53)	$(0.07)	$5.93	$(0.47)
Diluted	$(1.53)	$(0.07)	$5.87	$(0.47)

Weighted average shares:
Basic	8,103,475	8,525,998	8,281,315	8,525,998
Diluted	8,103,475	8,525,998	8,363,195	8,525,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) including non-controlling interests	$54.7	$38.3	$(37.9)	$60.9
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency forward contract	(3.1)	—	(3.3)	—
Unrealized gain (loss) on interest rate swap	—	(0.6)	—	(1.3)
Cumulative translation adjustment	(2.0)	—	(2.9)	—
Total other comprehensive income (loss)	(5.1)	(0.6)	(6.2)	(1.3)
Comprehensive income (loss) including non-controlling interests	49.6	37.7	(44.1)	59.6
Less: comprehensive income (loss) attributable to non-controlling interests	62.0	38.3	(93.2)	63.6
Comprehensive income (loss) attributable to common stockholders	$(12.4)	$(0.6)	$49.1	$(4.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in millions, except share data)

				Additional		Total		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2025	8,500,694	$—	$(4.1)	$18.9	$(8.3)	$6.5	$71.2	$77.7
Equity-based compensation	—	—	—	0.3	—	0.3	2.0	2.3
Net income (loss)	—	—	—	—	61.5	61.5	(154.1)	(92.6)
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	3,262.8	3,262.8
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(103.1)	(103.1)
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(26.6)	(26.6)
Share repurchases	(243,252)	—	(38.0)	—	—	(38.0)	—	(38.0)
Cumulative translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2026	8,257,442	$—	$(42.1)	$19.2	$53.2	$30.3	$3,051.1	$3,081.4
Equity-based compensation	—	—	—	0.1	—	0.1	2.8	2.9
Net income (loss)	—	—	—	—	(12.4)	(12.4)	67.1	54.7
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	0.5	0.5
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(28.6)	(28.6)
Share repurchases	(428,300)	—	(49.5)	—	—	(49.5)	—	(49.5)
Cumulative translation adjustment	—	—	—	—	—	—	(2.0)	(2.0)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	(3.1)	(3.1)
Recognition of non-cash interest carryforward to GPGI (per section 163j)	—	—	—	—	—	—	(2.9)	(2.9)
Balance as of June 30, 2026	7,829,142	$—	$(91.6)	$19.3	$40.8	$(31.5)	$3,084.9	$3,053.4

				Additional		Total		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,525,998	$—	$—	$1.5	$(2.3)	$(0.8)	$(35.8)	$(36.6)
Equity-based compensation	—	—	—	1.1	—	1.1	4.9	6.0
Contribution by GPGI Holdings	—	—	—	11.9	—	11.9	—	11.9
Contribution to Resolute Holdings	—	—	—	—	—	—	(11.9)	(11.9)
Net income (loss)	—	—	—	—	(3.4)	(3.4)	26.0	22.6
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(15.4)	(15.4)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of March 31, 2025	8,525,998	$—	$—	$14.5	$(5.7)	$8.8	$(32.9)	$(24.1)
Equity-based compensation	—	—	—	1.4	—	1.4	5.0	6.4
Net income (loss)	—	—	—	—	(0.6)	(0.6)	38.9	38.3
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.6)	(0.6)
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(15.9)	(15.9)
Balance as of June 30, 2025	8,525,998	$—	$—	$15.9	$(6.3)	$9.6	$(5.5)	$4.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(37.9)	$60.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	123.6	4.6
Equity-based compensation expense	5.2	12.4
Fair value inventory step-up	23.6	—
Amortization of deferred financing costs	1.7	0.3
Non-cash operating lease expense	8.0	1.2
Loss on debt extinguishment	(29.9)	—
Deferred tax (benefit) expense	(26.3)	—
Unrealized foreign exchange loss (gain)	(4.1)	—
Other	3.8	—
Changes in assets and liabilities
Accounts receivable, net	17.3	(21.6)
Inventories, net	(23.7)	0.6
Taxes receivable	(3.1)	—
Prepaid expenses and other assets	8.1	(1.2)
Accounts payable	(27.4)	8.8
Accrued expenses	(88.7)	1.8
Deferred revenue	23.1	—
Income tax payable	10.6	0.7
Lease liabilities	(7.0)	(1.2)
Other liabilities	(0.1)	0.1
Net cash provided by (used in) operating activities	(23.2)	67.4

Cash flows from investing activities:
Purchase of property and equipment	(19.7)	(1.6)
Proceeds from sale of property and equipment and intangible assets	0.2	—
Capitalized software costs	(7.4)	(1.2)
Cash used for acquisition, net of acquired cash	(665.2)	—
Maturities of short-term investments	41.1	—
Sales of short-term investments	3.0	—
Net cash used in investing activities	(648.0)	(2.8)

Cash flows from financing activities:
Repayment of debt, inclusive of fees	(3,379.3)	(5.0)
Proceeds from issuance of long-term debt, net of discounts	2,623.5	—
Repayment of preference share capital	(457.4)	—
Contributions to GPGI Holdings by GPGI	2,120.3	—
Contribution by GPGI Holdings	—	11.9
Contribution to Resolute Holdings	—	(11.9)
Payments for taxes related to net share settlement of GPGI equity awards	(26.6)	(15.4)
Distributions to GPGI Holdings' members	(131.7)	(15.9)
Share repurchases	(87.5)	—
Debt issuance costs	(38.3)	—
Net cash provided by (used in) financing activities	623.0	(36.3)
Effect of exchange rate changes on cash and cash equivalents	3.8	—
Net increase (decrease) in cash and cash equivalents	(44.4)	28.3
Cash and cash equivalents, beginning of period	161.4	71.6
Cash and cash equivalents, end of period	$117.0	$99.9

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$31.8	$6.6
Cash paid for income taxes	$7.1	$0.2
Supplemental disclosure of non-cash financing activities:
Equity contribution from GPGI for acquisition using GPGI Class A Common Stock	$1,143.0	$—
Equity used for acquisition	$(1,143.0)	$—
Consolidation of GPGI Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$—	$(98.5)
Operating lease right of use assets exchanged for lease liabilities	$34.1	$5.3
Derivative asset - interest rate swap	$—	$(1.3)
Recognition of non-cash interest carryforward to GPGI (per section 163j)	$2.9	—

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

GPGI, Inc. (formerly CompoSecure, Inc.) (“GPGI”), through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses without the external responsibilities associated with managing a public company. GPGI has evolved from a single operating business into a diversified permanent capital platform that is comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under CompoSecure, L.L.C. (together with its subsidiaries) and Husky Holdings (together with its subsidiaries), respectively (see entity structure below).

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

Husky, founded in 1953, and headquartered in Bolton, Ontario, Canada is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.

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

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense (each as defined in the Husky Management Agreement). GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

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

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of a quarterly management fee (“Husky Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Husky Holdings’ last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of GPGI Holdings' Adjusted EBITDA and share of Parent Allocated Expense (each as defined in the CompoSecure Management Agreement).

The Husky Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Husky Holdings may each terminate the Husky Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Husky Holdings to pay a termination fee, which may be paid in cash, shares of common stock of GPGI or a combination of cash and stock. The Husky Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the condensed consolidated financial statements for the three months and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect at the balance sheet date, while income and expenses are translated using average exchange rates for the period. Resulting translation adjustments are recorded in other comprehensive income (loss). Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency are recognized in foreign currency (gains) losses in selling, general, and administrative expenses in the condensed consolidated statements of operations. Foreign currency transaction gains and losses are primarily driven by foreign exchange differences arising from intercompany transactions and balances and transactions with external customers and vendors that are denominated in currencies other than the functional currency of the Company’s respective legal entities. For intercompany transactions, foreign exchange differences may be recognized in foreign currency (gains) losses in the condensed consolidated statements of operations or in foreign currency translation adjustments within other comprehensive income (loss), depending on the functional currency of the transacting entities and the nature of the intercompany balance. The primary currencies driving such activity are the Euro and the Chinese Yuan, largely related to Husky’s local subsidiaries.  During the three and six months ended June 30, 2026, the Company recognized $(2.0) and $(2.9) of foreign currency translation adjustments and $1.9 and $3.1 of transaction gains and losses, respectively.

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

Business Combinations

The Company accounts for business combinations under ASC 805 using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value on the date of the acquisition. The Company recognizes the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at their fair value on the date of acquisition. Transaction costs, including legal, accounting, and valuation fees, are expensed as incurred and are not included as part of the acquisition cost. Any contingent consideration is measured at fair value on the acquisition date. If classified as a liability, it is subsequently remeasured to fair value at each reporting date. The Company has a measurement period of up to one year to finalize the accounting for a business combination. During the measurement period, the Company reflects new information obtained about facts and circumstances that existed as of the acquisition date in the measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest, consideration transferred, equity interest obtained and goodwill recognized or a bargain purchase option.

Goodwill represents the excess of consideration transferred over the estimated fair value of the identifiable net assets acquired or liabilities assumed in a business combination. Goodwill is assigned to the Company’s reporting units, which are defined as operating segments or one level below an operating segment, in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that goodwill is impaired.

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

Contract Assets and Contract Liabilities: A contract asset is recognized when the Company has transferred goods or services to a customer but does not yet have an unconditional right to payment. Contract assets primarily relate to unbilled receivables for performance obligations satisfied over time. A contract liability is recognized when a customer pays consideration, or when the Company has an unconditional right to consideration, before the related goods or services are transferred to the customer. Contract assets of $9.8 and $0.0 are included in accounts receivable, net, and contract liabilities of $183.4 and $0.0 are included in deferred revenue on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

Bill-and-Hold Arrangements: In limited circumstances, customers request that the Company hold purchased products after they have been manufactured. The Company evaluates such requests as bill-and-hold arrangements and recognizes revenue only when all applicable criteria under ASC 606 are met, including that (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended June 30, 2026 and June 30, 2025, the Company recognized $0.0 and $0.6 of revenue under bill and hold arrangements, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized $0.0 and $1.2 of revenue under bill and hold arrangements, respectively.

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

Segment Information

As a result of the Husky Transaction, the Company is managed and operated as three businesses and reportable segments given each of Resolute Holdings, CompoSecure, and Husky are distinct operating businesses. CompoSecure and Husky are wholly owned by GPGI Holdings and are consolidated by Resolute Holdings only for U.S. GAAP accounting purposes. The Chief Executive Officer of Resolute Holdings is the Company’s chief operating decision-maker (“CODM”) who makes resource allocation decisions and assesses performance based on Adjusted EBITDA of each business.

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

3. ACQUISITIONS

The Husky Transaction was completed on the Husky Transaction Date, whereby GPGI, through its wholly owned subsidiary, GPGI Holdings, acquired all of the outstanding equity interests of Husky Holdings for total consideration of approximately $1,905.2, comprised of $762.2 of cash and $1,143.0 in the form of shares of GPGI’s Class A Common Stock. Resolute Holdings did not contribute any consideration in the Husky Transaction and was not a counterparty to the Share Purchase Agreement governing the Husky Transaction but is the accounting acquirer under ASC 805 and required to account for the business combination due to its consolidation of GPGI Holdings under ASC 810 as described in Note 2.

The following table summarizes the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the Husky Transaction Date using valuation techniques typically used in such transactions and utilizing assumptions such as revenue growth rates, EBITDA margins, customer attrition rates, royalty rates, obsolescence factors, and discount rates. The allocation is based on a preliminary valuation and is subject to adjustment during the measurement period which may extend up to one year from the Husky Transaction Date as additional information becomes available.

Preliminary
Allocation
Cash consideration paid at closing	$762.2
Equity consideration - GPGI Class A Common Stock	1,143.0
Total consideration	$1,905.2

Assets:
Cash and cash equivalents	$97.0
Accounts receivable, net	270.6
Inventories, net	278.3
Property and equipment, net	568.7
Right of use assets, net	29.3
Prepaid expenses and other current assets	44.8
Intangible assets, net	1,792.1
Other assets	15.9
Liabilities:
Accounts payable	(100.2)
Accrued expenses	(748.4)
Debt - current and long-term	(2,817.4)
Lease obligations	(26.5)
Deferred revenue and customer deposits	(161.4)
Deferred income taxes, net	(177.8)
Income taxes payable - current and long-term	(54.4)
Other liabilities	(21.9)
Total identifiable net assets (liabilities) acquired	$(1,011.3)
Goodwill (1)	2,916.5
Preliminary aggregate acquisition consideration	$1,905.2
(1)	Goodwill is calculated as the excess of the consideration transferred over the fair value of the net liabilities assumed and represents the projected future benefits from the Husky Transaction. The Company does not expect goodwill to be deductible for income tax purposes.

The Company is continuing to evaluate certain inputs and assumptions used to estimate the fair values of assets acquired and liabilities assumed. Accordingly, the preliminary purchase price allocation is subject to adjustment during the measurement period pending the final valuation of the assets and liabilities including intangible assets and the related tax impact of any adjustments to such valuation. Measurement-period adjustments are recorded in the period in which the adjustments are determined and reflect new information about facts and circumstances that existed as of the Husky Transaction Date. Adjustments made during the three months ended June 30, 2026 include an increase of intangible assets, net of $130.4, an increase of debt of $96.9, a decrease of inventories, net of $63.8, an increase in property and equipment, net of $22.7, a decrease in accounts receivable, net of $21.8, an increase in prepaid expenses and other current assets of $21.8, and a decrease in deferred tax liability of $130.6.

The Company recognized adjustments to current period statement of operations line items relating to the income effects that would have been recognized in prior periods if the adjustment to provisional amounts were recognized as of the Husky Transaction Date. During the three months ended June 30, 2026, the Company recorded an increase in the fair value of inventory of $23.6 which was recorded in cost of sales and a fair value adjustment on long-term debt of $96.2 which was recorded in gain (loss) on debt extinguishment.

Husky Holdings contributed net sales of $617.0 and income (loss) before income taxes of $(136.9) from the Husky Transaction Date through June 30, 2026. The following unaudited pro-forma financial information presents the combined results of operations as if the Husky Transaction had occurred on January 1, 2025:

	Six months ended June 30,
	2026	2025
Net sales	$894.4	$904.4
Income (loss) before income taxes	$(60.5)	$12.0

The unaudited pro forma financial information is presented for illustrative purposes only and does not purport to represent the results of operations that would have occurred had the Husky Transaction been completed on the date assumed, nor the results that may be achieved in the future.

4. REVENUE

The Company disaggregates revenue by its nature as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Tooling and aftermarket	$272.6	$—	$499.7	$—
Systems	67.0	—	117.3	—
Husky	$339.6	$—	$617.0	$—
CompoSecure	133.6	119.6	264.0	223.5
Net sales	$473.2	$119.6	$881.0	$223.5

No customer individually accounted for more than 10% of the Company’s revenue during the three months ended June 30, 2026. Three customers individually accounted for more than 10% of the Company’s revenue or 67.2% combined, of total revenue for the three months ended June 30, 2025. No customer individually accounted for more than 10% of the Company’s revenue during the six months ended June 30, 2026. Three customers individually accounted for more than 10% of the Company’s revenue or 64.7% combined, of total revenue for the six months ended June 30, 2025.

No customers individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2026. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 71% of total accounts receivable as of December 31, 2025.

The Company’s contract assets and liabilities activity consists of the following:

	Six months ended June 30, 2026
	Contract assets	Contract liabilities
Balance as of December 31, 2025	$—	$—
Husky Transaction	10.2	161.4
Invoicing of new or existing contracts	9.9	323.6
Payment or fulfillment of performance obligations	(10.3)	(301.6)
Balance as of June 30, 2026	$9.8	$183.4

The Company is managed on a worldwide basis but operates in four principal geographical areas. Geographical sales information is based on the region which the revenue is shipped to and assets are based on the geographic locations of the assets as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America	$209.7	$109.5	$409.2	$203.2
EMEA	124.7	6.4	238.8	12.0
Asia Pacific	72.1	3.2	118.4	5.8
Latam	38.6	0.5	63.1	2.5
Rest of world	28.1	—	51.5	—
Net sales	$473.2	$119.6	$881.0	$223.5

North America			$391.1	$30.6
EMEA			183.8	—
Asia Pacific			62.7	—
Latam			1.4	—
Rest of world			—	—
Non-current assets			$639.0	$30.6

Resolute Holdings’ sole customers and sources of revenue are GPGI Holdings and Husky Holdings from which it generates management fee revenue from the CompoSecure Management Agreement and Husky Management Agreement. Pursuant to each of the CompoSecure Management Agreement and Husky Management Agreement, GPGI Holdings and Husky Holdings shall pay Resolute Holdings the CompoSecure Management Fee and Husky Management Fee in a cash amount equal to 2.5% of last 12 months Adjusted EBITDA, as defined in each of the CompoSecure Management Agreement and Husky Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears, and calculated without duplication. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. The Company began recognizing revenue related to the Husky Management Agreement on January 12, 2026. The following table summarizes the calculation of the management fee accruals for the three months ended June 30, 2026, which are eliminated in consolidation:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
CompoSecure Management Agreement Adjusted EBITDA	$54.2	$48.9	$41.0	$45.5
LTM Management Agreement Adjusted EBITDA	189.6
Fee rate	2.50%
CompoSecure Management Fee from Apr 1, 2026 to Jun 30, 2026	$4.7

Husky Management Agreement Adjusted EBITDA	$67.2	$42.0	$146.2	$99.7
LTM Management Agreement Adjusted EBITDA	355.1
Fee rate	2.50%
Husky Management Fee from Apr 1, 2026 to Jun 30, 2026	$8.9

Total management fees from Apr 1, 2026 to Jun 30, 2026	$13.6

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock option expense	$0.6	$0.8	$1.0	$1.5
Restricted stock unit expense	2.0	4.9	3.2	9.5
Performance stock unit expense	0.6	0.7	1.0	1.4
Long-term incentive plan expense	(0.3)	—	—	—
Total equity-based compensation expense	$2.9	$6.4	$5.2	$12.4

Resolute Equity Plan	$0.1	$0.1	$0.2	$0.1
GPGI Equity Plan	2.8	6.3	5.0	12.3
Total equity-based compensation expense	$2.9	$6.4	$5.2	$12.4

The following table sets forth the activity related to the Resolute Equity Plan for the six months ended June 30, 2026:

Resolute Equity Plan Stock Option Activity

Number of Shares
Outstanding at January 1, 2026	109,432
Granted	20,328
Exercised	—
Outstanding at June 30, 2026	129,760

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $2.9 and is expected to be recognized over a weighted average period of approximately 2.2 years.

The following tables set forth the activity related to the GPGI Equity Plan for the six months ended June 30, 2026:

GPGI Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	5,933,515
Granted	1,464,334
Common Control Adjustment	(1,378,718)
Vested	(2,528,410)
Forfeited	(938,898)
Nonvested at June 30, 2026	2,551,823

Unrecognized compensation cost for restricted stock units under the GPGI Equity Plan as of June 30, 2026 totaled $30.0 and is expected to be recognized over a weighted average period of approximately 5.9 years.

GPGI Equity Plan Stock Option Activity

Number of Shares
Outstanding at January 1, 2026	2,221,063
Granted	1,017,806
Common Control Adjustment	(1,958,040)
Exercised	(215,000)
Outstanding at June 30, 2026	1,065,829

Unrecognized compensation cost for stock options under the GPGI Equity Plan as of June 30, 2026 totaled $8.3 and is expected to be recognized over a weighted average period of approximately 3.7 years.

GPGI Equity Plan Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	1,790,511
Granted	—
Vested	(535,936)
Performance achievement adjustment	9,070
Nonvested at June 30, 2026	1,263,645

Unrecognized compensation cost for performance and market-based stock units under the GPGI Equity Plan as of June 30, 2026 totaled $1.1 and is expected to be recognized over a weighted average period of approximately 0.5 years.

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

The Husky Adjusted EBITDA targets are calculated in accordance with U.S. GAAP as derived from the audited financial statements of the Company, without taking into account management fees paid by Husky to Resolute Holdings but reduced by the aggregate cost of the Husky LTIP awards. During the three months ended June 30, 2026, the Company granted a net total target dollar value of Husky LTIP awards of $0.0 and recognized $(0.3) of expense. During the six months ended June 30, 2026, the Company granted a net total target dollar value of Husky LTIP awards of $3.0 and recognized $0.0 of expense.

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

6. INCOME TAXES

The Company recorded income tax benefit (expense) of $(42.8) and $(0.3) for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recorded income tax benefit (expense) of $6.9 and $(0.9) for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

The Company’s effective tax rate was 43.9% and 0.8% for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company’s effective tax rate was 15.4% and 1.5% for the six months ended June 30, 2026 and June 30, 2025, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the U.S. income attributable to the non-controlling interest in GPGI Holdings is pass-through income which flows through to its 100% owner GPGI. Income generated by GPGI Holdings’ foreign subsidiaries is taxed using local jurisdictional tax rates. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and other expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at GPGI.

7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders (“EPS”) for the three months ended June 30, 2026 and June 30, 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(12.4)	$(0.6)	$49.1	$(4.0)

Denominator:
Weighted average common shares outstanding - basic	8,103,475	8,525,998	8,281,315	8,525,998
Dilutive effect of options	—	—	81,880	—
Weighted average common shares outstanding - diluted	8,103,475	8,525,998	8,363,195	8,525,998

EPS:
Basic	$(1.53)	$(0.07)	$5.93	$(0.47)
Diluted	$(1.53)	$(0.07)	$5.87	$(0.47)

Antidilutive securities excluded from EPS:
Resolute Equity Plan awards	129,760	61,336	—	61,336

8. INVENTORIES

The Company’s major classes of inventories were as follows:

	June 30, 2026	December 31, 2025
Raw materials	$168.7	$43.7
Work in process	74.1	3.7
Finished goods	120.5	1.6
Inventory reserve	(40.4)	(4.8)
	$322.9	$44.2

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. The Company did not rely on any vendors that individually accounted for more than 10% of purchases of supplies for the six months ended June 30, 2026. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the six months ended June 30, 2025.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	June 30, 2026	December 31, 2025
Land		$4.5	$—
Machinery and equipment	5 - 10 years	357.5	42.3
Building and leasehold improvements	Shorter of lease term or estimated useful life	238.1	13.0
Construction in progress		36.1	3.1
Other	3 - 5 years	1.1	0.7
Total		637.3	59.1
Less: Accumulated depreciation and amortization		(65.3)	(37.5)
Property and equipment, net		$572.0	$21.6

Depreciation and amortization expense for property and equipment was $20.3 and $2.1 for the three months ended June 30, 2026 and June 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $37.3 and $4.2 for the six months ended June 30, 2026 and June 30, 2025, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

In connection with the Husky Transaction, the Company recognized goodwill and identifiable intangible assets at their fair market value as of the Husky Transaction Date. For goodwill and indefinite-lived intangible assets, the Company evaluated whether events or changes in circumstances occurred during the three and six months ended June 30, 2026 that would indicate it was more likely than not that such assets were impaired. No impairment indicators were identified, and accordingly, no impairment charges were recorded.

The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2026:

June 30, 2026
Balance at beginning of period	$—
Acquisitions	2,916.5
Balance at end of period	$2,916.5

Intangible assets consisted of the following:

			Weighted Average
			Remaining Life (Years)
	June 30, 2026	December 31, 2025	June 30, 2026
Patents and know-how	$1,366.2	$—	10.1
Customer relationships	149.2	—	1.0
Brand names	230.0	—	—
Software	46.4	4.6	0.3
IPR&D	—	—	—
Total intangible assets, gross	1,791.8	4.6
Less: accumulated amortization	(80.0)	(2.7)
Total intangible assets, net	$1,711.8	$1.9

Amortization expense for intangible assets was $86.3 for the six months ended June 30, 2026. The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

As of
June 30, 2026
2026	$90.7
2027	177.1
2028	169.8
2029	165.6
2030	165.3
Thereafter	706.6
Total estimated future amortization expense	$1,475.1

11. DEBT

Resolute Holdings Debt

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as lender (the “Old Resolute Credit Facility”). The Old Resolute Credit Facility provided for a $5.0 senior secured revolving credit facility available to be used by Resolute Holdings and originally matured on May 31, 2026.

On February 20, 2026, Resolute Holdings entered into a new $30.0 senior secured revolving credit facility (“Resolute Revolver”) with JPMC and Bank of America, N.A. (“BofA”) maturing on February 20, 2031 (the “Resolute Credit Facility”) to replace the Old Resolute Credit Facility which was undrawn prior to the refinancing. On March 18, 2026, Resolute Holdings amended the Resolute Credit Facility to increase the revolving commitments by $10.0 to an aggregate $40.0. On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for (i) new term loan commitments in an aggregate principal amount of $60.0 (the “Resolute Term Loan”) and (ii) certain other amendments to the Resolute Credit Facility, including, among other things, the reallocation of the revolving commitments among the lenders, which aggregate amount remains $40.0. The Resolute Term Loan will mature on the third anniversary of the effective date of the second amendment and amortize in quarterly installments commencing September 30, 2026.

The rate of interest for revolving and term loan borrowings under the Resolute Credit Facility was increased to a rate per annum equal to, at the option of Resolute Holdings (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street Journal as the prime rate in the U.S., or (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum) in each case plus an applicable margin of 1.50%, with step-downs to 1.25% and 1.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.0% per annum) plus an applicable margin of 2.50%, with step-downs to 2.25% and 2.00% per annum based on Resolute Holdings’ Funded

Indebtedness to EBITDA Ratio. Borrowings under the Resolute Revolver will bear interest at the same rates and margins as the Resolute Term Loan. At June 30, 2026, the effective interest rate on the Resolute Credit Facility was 6.49%.

The terms of the Resolute Credit Facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a minimum leverage ratio which shall not be greater than 3.00 to 1.00 on the last day of any fiscal quarter. The Resolute Revolver is subject to an unused commitment fee of 0.25%. Creditors of the Resolute Credit Facility have no recourse to any assets or liabilities of GPGI Holdings. As of June 30, 2026, the Company was in compliance with all covenants under the Resolute Credit Facility.

GPGI Holdings Debt

Old GPGI Holdings Credit Facility

On August 7, 2024, GPGI Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “Old GPGI Holdings Credit Facility”). The Old GPGI Holdings Credit Facility had an initial maximum borrowing capacity of $330,000, comprised of a term loan of $200.0 and a revolving credit facility of $130.0 and had an original maturity date of August 7, 2029. On January 12, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under the Old GPGI Holdings Credit Facility, with no early termination penalties or prepayment premiums incurred. The Company recognized a loss on debt extinguishment of $1.8.

In order to hedge GPGI Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the Old GPGI Holdings Credit Facility, GPGI Holdings entered into an interest rate swap agreement for a notional amount of $125.0 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement expired in December 2025.

Husky Debt

As a result of the Husky Transaction, GPGI Holdings assumed approximately $2,774.0 of debt from Husky consisting of $1,000.0 of senior secured notes (“Husky SSN”), and $1,724.0 of term loan and $50.0 of revolving debt (“Old Husky Credit Facility”), while also entering a $350.0 delayed draw term loan (“DDTL”). In conjunction with the Husky Transaction, the Husky SSN’s were repaid in full and the Company recognized a $2.5 gain on debt extinguishment related to a prepayment penalty and fair value adjustment and $11.4 of debt issuance costs were incurred on the DDTL.

On January 14, 2026, GPGI and GPGI Holdings refinanced the Old Husky Credit Facility and DDTL and paid related fees, premiums and expenses through (i) the entry by GPGI Holdings, as borrower, into a new senior secured credit agreement providing for a $1,200.0 term loan facility (the "GPGI Holdings Term Loan”) and $400.0 of revolving credit commitments (the "GPGI Holdings Revolver" and, together with the GPGI Holdings Term Loan, the "GPGI Holdings Credit Facility") and (ii) the issuance by GPGI Holdings of $900.0 aggregate principal amount of 5.625% Senior Secured Notes due 2033 (the "5.625% Senior Secured Notes"). The Company recognized a $11.3 loss on debt extinguishment for the DDTL. The Company recognized $10.5 and $15.2 of debt issuance costs for the 5.625% Senior Secured Notes and GPGI Holdings Credit Facility, respectively.

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

As of June 30, 2026, $1,200.0 of borrowings were outstanding under the GPGI Holdings Term Loan, $15.0 of revolving borrowings and $7.5 of letters of credit were outstanding under the GPGI Holdings Revolver, and $377.5 of revolving commitments were available for borrowing. At June 30, 2026, the effective interest rate on the GPGI Holdings Credit Facility was 6.13% per year.

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

As of June 30, 2026, the Company was in compliance with all covenants under the Indenture and the GPGI Holdings Credit Facility. Creditors of the GPGI Holdings Credit Facility and 5.625% Senior Secured Notes have no recourse to any assets or liabilities of Resolute Holdings.

The Company’s long-term debt consists of the following

	June 30, 2026	December 31, 2025
Resolute Revolver	$30.0	$—
Resolute Term Loan	60.0	—
GPGI Holdings Revolver	15.0	—
GPGI Holdings Term Loan	1,200.0	—
GPGI Holdings 5.625% Senior Secured Notes	900.0	—
Old GPGI Holdings Credit Facility	—	186.3
Total loan balance	2,205.0	186.3
Less: current portion of long-term debt	(24.0)	(15.0)
Less: net deferred financing costs	(27.5)	(2.2)
Total long-term debt	$2,153.5	$169.1

The maturity of the Company’s borrowings facilities as of June 30, 2026 is as follows:

	Resolute Holdings	GPGI Holdings	Consolidated
Remainder of 2026	$6.0	$6.0	$12.0
2027	15.0	12.0	27.0
2028	21.0	12.0	33.0
2029	18.0	12.0	30.0
2030	—	12.0	12.0
2031	30.0	27.0	57.0
Thereafter	—	2,034.0	2,034.0
Total	$90.0	$2,115.0	$2,205.0

12. ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30, 2026	December 31, 2025
Trade accruals	$50.8	$0.3
Wages and benefits	35.1	3.9
Rebates	54.8	3.3
Bonuses	13.0	17.5
Warranties	16.9	—
Commissions	11.2	3.2
Sales tax	9.6	5.3
Customer deposits	0.7	9.5
Interest	29.0	0.2
Other	29.6	5.2
	$250.7	$48.4

13. EQUITY STRUCTURE

Shares Authorized

As of June 30, 2026, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of June 30, 2026, there were 7,829,142 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

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

Non-controlling Interest

Non-controlling interest represents direct interests held in GPGI Holdings other than by Resolute Holdings. Resolute Holdings has no direct ownership interest in GPGI Holdings as GPGI Holdings is a wholly owned subsidiary of GPGI. In accordance with ASC 810 and due to the terms of the CompoSecure Management Agreement, Resolute Holdings must consolidate GPGI Holdings and its consolidated subsidiaries including Husky Holdings, because it is a VIE in which Resolute Holdings is deemed to be the primary beneficiary. In accordance with ASC 810, the Company is required to reflect the equity interests in GPGI Holdings that are held by GPGI as a non-controlling interest in the Company’s condensed consolidated financial statements. The Company’s net income (loss) is allocated to non-controlling interest and is removed from the consolidated net income (loss) on the Condensed Consolidated Statements of Operations to derive net income or loss attributable to common stockholders. Refer to Note 17 for segment financial information of the Company.

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

During the six months ended June 30, 2026, the Company repurchased an aggregate of 671,552 shares in open market transactions at an average price of $128.99 per share. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares, including excise taxes. Direct costs incurred to acquire common stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to stockholders’ equity.

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

As of June 30, 2026, the Company’s leases have remaining lease terms of one to twenty-nine years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Some of the Company’s leases provide an early termination option, however, those options were not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date. Significant assumptions and judgments are made in the determination of the discount rate for leases.

The weighted-average remaining lease term for the Company’s leases is 8.6 years as of June 30, 2026. The weighted-average discount rate used in the measurement of the lease liabilities was 7.6% as of June 30, 2026.

The Company has lease agreements that contain both lease and non-lease components. The Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$4.8	$0.7	$8.2	$1.4
Variable lease cost	0.9	0.3	1.4	0.6
Total lease cost	$5.7	$1.0	$9.6	$2.0

Future minimum commitments under all non-cancelable operating leases are as follows:

2026	$8.8
2027	15.5
2028	10.1
2029	8.7
2030	8.4
Later years	30.7
Total lease payments	82.2
Less: Imputed interest	(15.4)
Present value of lease liabilities	$66.8

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3.7	$0.7	$7.2	$1.4
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$33.6	$—	$34.1	$5.3

15. RETIREMENT PLANS

Defined Contribution Plans

Resolute Holdings has a 401(k) profit sharing plan for all full-time employees. Resolute Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. CompoSecure has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. CompoSecure matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. Husky has defined contribution retirement plans, including a Canadian registered retirement savings plan that matches 5% of employees’ plan compensation. Retirement plan expense for defined contribution plans for the three months ended June 30, 2026 and June 30, 2025 was approximately $2.4 and $0.6, respectively. Retirement plan expense for defined contribution plans for the six months ended June 30, 2026 and June 30, 2025 was approximately $4.9 and $1.5, respectively.

Defined Benefit and Other Post-Retirement Benefit Plans

In connection with the Husky Transaction, the Company assumed Husky Holdings’ defined benefit pension and other post-retirement benefit plans. The defined benefit pension and other post-retirement benefit plans, which are primarily maintained outside the United States, include post-retirement health and dental care benefits for certain eligible retired employees, long-term disability benefit plans, and a defined benefit pension plan in Switzerland. The Company also sponsors certain statutory and service-related employee benefit arrangements for Husky Holdings in various international jurisdictions, including retirement, severance and long-service benefit programs, where required by local law. The defined benefit pension and post-retirement benefit obligations were measured as of December 31, 2025, consistent with the most recent actuarial valuations performed prior to the Husky Transaction, and were recognized by the Company at the Husky Transaction Date. There were no material changes in the related benefit obligations and there were no significant plan amendments, settlements, curtailments, or actuarial gains or losses during the three and six months ended June 30, 2026.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets Carried at Fair Value:
Foreign currency forward contract	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Foreign currency forward contract	$—	$7.6	$—	$7.6
December 31, 2025
Assets Carried at Fair Value:
Interest rate swap	$—	$—	$—	$—

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

Foreign currency forward contracts – cash flow hedges

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. For the three and six months ended June 30, 2026, unrealized gains and losses related to these derivatives were recorded in other comprehensive income (loss). Amounts reclassified into earnings during the three and six months ended June 30, 2026 was $0.5 and $0.5, respectively. All foreign exchange cash flow hedges were effective for the periods presented. As of June 30, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $130.4, $160.0, and $32.0, respectively, which were hedged at an average rate of 1.365, 1.356, and 1.349 Canadian dollars per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

Interest rate swap

The Company previously managed interest rate risk on variable interest rate debt obligations through interest rate swap agreements. The interest rate swap was settled in December 2025 and is no longer outstanding as of June 30, 2026. See Note 11.

17. SEGMENTS

As a result of the Husky Transaction, the Company is managed and operated as three businesses and reporting segments given each of Resolute Holdings, CompoSecure, and Husky are distinct operating businesses. The CompoSecure and Husky businesses are wholly owned by GPGI Holdings and are consolidated by Resolute Holdings only for U.S. GAAP accounting purposes. Intercompany transactions consisting of management fees paid by GPGI Holdings and Husky Holdings to Resolute Holdings along with expenses incurred by Resolute Holdings while still as a wholly owned subsidiary of GPGI Holdings are also eliminated in consolidation. Since the GPGI Holdings entity does not generate any revenue and solely consists of corporate administrative and debt related activity that is not directly allocable to the reporting segments, it is not considered an operating segment, and its activity is reported in Holdings Corporate Adjusted EBITDA. Prior period segment information has been recast such that the activity of the GPGI Holdings entity is no longer presented in the CompoSecure segment.

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

We define Adjusted EBITDA as net income (loss) adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; equity-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and certain special items such as non-recurring acquisition and integration related costs; mark to market adjustments; net (gain) loss on sale of property and equipment; gain/loss on extinguishment and refinancing of debt; and other special items.

The following tables present each reportable segment’s statements of operations and select cash flow metrics for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended				Six months ended
	June 30, 2026				June 30, 2026
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$133.6	$339.6	$473.2	$—	$264.0	$617.0	$881.0
Intercompany	13.6	—	—	13.6	26.5	—	—	26.5
Segment net sales	13.6	133.6	339.6	486.8	26.5	264.0	617.0	907.5
Elimination of intercompany net sales				(13.6)				(26.5)
Net sales				473.2				881.0
Less:
Material	—	22.0	116.1		—	49.0	215.4
Personnel	3.4	31.7	101.6		6.3	64.7	195.9
Overhead	0.3	13.1	32.6		0.6	25.3	55.7
Management fees	—	4.7	8.9		—	9.2	17.3
Professional fees	0.4	3.3	4.7		1.1	6.3	7.8
Sales and marketing	—	0.7	4.5		—	1.1	8.6
Other segment expenses	0.1	2.9	6.3		0.2	5.6	10.2
Segment Adjusted EBITDA	$9.4	$55.2	$64.9	$129.5	$18.3	$102.8	$106.1	$227.2
Reconciliation to net income (loss):
Holdings Corporate Adjusted EBITDA				(1.0)				(1.0)
Depreciation and amortization				(64.3)				(123.6)
Equity-based compensation				(2.9)				(5.2)
Income tax benefit (expense)				(42.8)				6.9
Interest income (expense), net				(33.9)				(63.7)
Unrealized foreign currency gain (losses)				1.8				4.1
Transaction costs				(0.4)				(43.3)
Gain (loss) on sale of property, equipment, and intangible assets				(0.3)				(0.9)
Gain (loss) on debt extinguishment				96.2				(10.6)
Severance costs				(3.6)				(4.2)
Fair value inventory step-up				(23.6)				(23.6)
Net income (loss)				$54.7				$(37.9)

Capital expenditures	$—	$5.0	$10.4		$—	$6.7	$20.4

	Three months ended				Six months ended
	June 30, 2025				June 30, 2025
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$119.6	$—	$119.6	$—	$223.5	$—	$223.5
Intercompany	3.4	—	—	3.4	4.5	—	—	4.5
Segment net sales	3.4	119.6	—	123.0	4.5	223.5	—	228.0
Elimination of intercompany net sales				(3.4)				(4.5)
Net sales				119.6				223.5
Less:
Material	—	20.7	—		—	39.5	—
Personnel	1.8	29.3	—		3.6	58.7	—
Overhead	0.3	12.5	—		0.5	25.3	—
Management fees	—	3.4	—		—	4.5	—
Professional fees	0.3	3.3	—		0.8	8.4	—
Sales and marketing	—	0.3	—		—	0.6	—
Other segment expenses	—	1.5	—		0.3	2.0	—
Segment Adjusted EBITDA	$1.0	$48.6	$—	$49.6	$(0.7)	$84.5	$—	$83.8
Reconciliation to net income (loss):
Intercompany/eliminations				—				1.1
Depreciation and amortization				(2.3)				(4.6)
Equity-based compensation				(6.4)				(12.4)
Income tax benefit (expense)				(0.3)				(0.9)
Interest income (expense), net				(2.0)				(4.4)
Spin-Off costs				(0.3)				(1.7)
Net income (loss)				$38.3				60.9

Capital expenditures	$—	$1.6	$—		$—	$2.8	$—

The following tables reconcile each reportable segment’s cash, assets and debt to the Company’s consolidated total:

	June 30, 2026
	($ in millions)
	Resolute			Other/
	Holdings	CompoSecure	Husky	Eliminations	Consolidated
Cash and cash equivalents	$9.9	$33.5	$71.3	$2.3	$117.0
Total assets	$63.4	$215.6	$5,859.6	$(11.3)	$6,127.3
Total debt	$88.9	$—	$—	$2,088.6	$2,177.5

	June 30, 2025
	($ in millions)
	Resolute			Other/
	Holdings	CompoSecure	Husky	Eliminations	Consolidated
Cash and cash equivalents	$8.2	$91.7	$—	$—	$99.9
Total assets	$13.3	$242.6	$—	$(3.4)	$252.5
Total debt	$—	$190.1	$—	$—	$190.1

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

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $82.2 of minimum undiscounted future lease payments and a present value of $66.8. See Note 14 for further details.

Letters of Credit and Guarantees

The Company may request that its lenders issue letters of credit or letters of guarantee in favor of suppliers, customers and/or tax authorities to payment of certain obligations. As of June 30, 2026, the Company issued such letters totaling $7.5.

The Company may, in certain cases, guarantee equipment performance benchmarks. Such guarantees may entail payment of a monetary penalty, or may commit the Company to repurchase the equipment, if the performance benchmarks are not met.

In December 2025, the Company entered into an agreement pursuant to which it is committed to spend a minimum of $7.0 on cloud services. The committed spend period is from January 1, 2026, until December 12, 2028. As of June 30, 2026, the Company had $5.8 remaining on this commitment.

Future Capital Expenditures

As of June 30, 2026, the Company had commitments to make future capital expenditures under non-cancellable contracts of $7.8 due in 2026 and $25.3 due in 2027 and thereafter.

Litigation

The Company is, from time to time, party to various investigations, disputes and claims arising from normal business activities. The Company accrues for amounts related to legal matters if it is probable that a liability has been incurred and the amount is reasonably estimable. In assessing loss contingencies related to legal matters (including unasserted claims), the Company evaluates the perceived merits of any matters as well as the perceived merits of the amount of relief sought or expected to be sought therein. The Company is unable to estimate the reasonably possible loss, or range of loss, in excess of amounts accrued for such matters. Litigation costs are expensed as incurred.

On July 14, 2026, a putative securities class action, City of Warren Police and Fire Retirement System v. GPGI, Inc., et al., No. 1:26-cv-05951, was filed in the United States District Court for the Southern District of New York against the Company, GPGI, and certain officers and directors of GPGI. The complaint alleges that certain public statements were materially false and/or misleading with respect to the valuation of Husky and the anticipated benefits, projected financial results, and strategic rationale of GPGI's acquisition of Husky. The complaint asserts a claim against the Company under Section 20(a) of the Securities Exchange Act of 1934, as amended, alleging that the Company is a control person of GPGI by virtue of the management agreements between the Company and GPGI's subsidiaries; the underlying claims under Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder are asserted against GPGI and the individual defendants. These claims are asserted on behalf of a putative class of all persons and entities that purchased GPGI's Class A common stock between November 3, 2025 and May 6, 2026, inclusive. While the Company believes it has meritorious defenses against the plaintiff's claims, the Company is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.

The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any such loss contingencies will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Certain Contractors of GPGI subject to the Contractor Agreements are also employees of the Company. In exchange for the Contractor Services, the Contractors shall be eligible to receive grants of restricted stock units or stock options or other equity incentive awards as determined by GPGI and shall remain eligible to vest in any equity incentive awards previously granted to the Contractors by GPGI. Grants made under the Contractor Agreements are included in the disclosures in Note 5.

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote. Mr. John Cote is the managing member of SRM. The Company recognized $0.1 and $0.2 during the three and six months ended June 30, 2026 in selling, general, and administrative expense.

GPGI is the sole member of GPGI Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of GPGI Holdings, GPGI from time to time receives distributions from and makes contributions to GPGI Holdings and GPGI Holdings from time to time will pay expenses on behalf of GPGI. There was $2,120.3 of cash contributions and $1,143.0 of equity contributions to GPGI Holdings from GPGI during the six months ended June 30, 2026 primarily related to the Husky Transaction. GPGI Holdings made $131.7 of cash distributions to GPGI during the six months ended June 30, 2026.

21. SUBSEQUENT EVENTS

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

GPGI, through its wholly owned subsidiaries, GPGI Holdings and Husky Holdings, is a permanent capital platform designed to acquire, own, and scale high-quality businesses that hold “great positions in good industries.” The Resolute Holdings and GPGI structure is designed to eliminate the constraints found in traditional corporate structures to attract great operators to lead and manage each business within GPGI. The leaders of each operating business benefit from the support and experience of Resolute Holdings, allowing them to focus on operating their respective businesses without the external responsibilities associated with managing a public company. GPGI has evolved from a single operating business into a diversified permanent capital platform that is comprised of two market leading businesses, CompoSecure and Husky, each wholly owned by GPGI Holdings and operating under the CompoSecure, L.L.C. (together with its subsidiaries, “CompoSecure”) and Husky Holdings legal entities, respectively.

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

Husky, founded in 1953, and headquartered in Bolton, Ontario, Canada is the leading global manufacturer of highly engineered injection molding equipment and aftermarket tooling and services. Husky has focused on developing highly technical precision technologies instrumental in the delivery of food, beverages, medical devices, and other applications including general packaging and closures, thinwall packaging, and consumer products. Husky delivers its integrated capabilities through a combination of systems, tooling, and aftermarket parts and services to create value for customers throughout the entire lifecycle of its solutions.

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

Pursuant to the CompoSecure Management Agreement, GPGI Holdings pays Resolute Holdings a quarterly management fee (the “CompoSecure Management Fee”), payable in arrears, in a cash amount equal to 2.5% of GPGI Holdings’ last 12 months’ Adjusted EBITDA, as defined in the CompoSecure Management Agreement, measured for the period ending on the fiscal quarter then ended (“CompoSecure Management Agreement Adjusted EBITDA”). CompoSecure Management Agreement Adjusted EBITDA reflects (a) GPGI Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the CompoSecure Management Fee, less (b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the CompoSecure Management Agreement). CompoSecure Management Agreement Adjusted EBITDA is calculated without duplication of Husky Holdings’ Adjusted EBITDA and its share of Parent Allocated Expense (each as defined in the Husky Management Agreement). GPGI Holdings is also required to reimburse Resolute Holdings and its affiliates for Resolute Holdings’ documented costs and expenses incurred on behalf of GPGI Holdings other than those expenses related to Resolute Holdings’ or its affiliates’ personnel who provide services to GPGI Holdings under the CompoSecure Management Agreement. Resolute Holdings will determine, in its sole and absolute discretion, whether a cost or expense will be borne by Resolute Holdings or by GPGI Holdings.

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

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of a quarterly management fee (“Husky Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Husky Holdings’ last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of GPGI Holdings' Adjusted EBITDA and share of Parent Allocated Expense (each as defined in the CompoSecure Management Agreement).

The Husky Management Agreement has an initial term of 10 years and shall automatically renew for successive ten-year terms unless terminated in accordance with its terms. Resolute Holdings and Husky Holdings may each terminate the Husky Management Agreement upon the occurrence of certain other limited events, and in connection with certain of these limited events, Resolute Holdings has the right to require Husky Holdings to pay a termination fee, which may be paid in cash, shares of common stock of GPGI or a combination of cash and stock. The Husky Management Agreement also provides for certain indemnification rights in Resolute Holdings’ favor, as well as certain additional covenants, representations and warranties.

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

Key Components of Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2026 and June 30, 2025 only includes the results of Husky Holdings from the completion of the Husky Transaction on January 12, 2026.

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

Other Income (Expense)

Other income (expense) primarily consist of interest expense net of any interest income and deferred financing costs and gains or losses from extinguishment of debt.

Net Income (Loss)

Net income (loss) consists of the Company’s income from operations, less other expenses and income tax provision or benefit.

Results of Operations

Three months ended June 30, 2026 vs. three months ended June 30, 2025

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended June 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales	$473.2	$119.6	$353.6	296%
Cost of sales	308.2	50.8	257.4	507%
Gross profit	165.0	68.8	96.2	140%
Operating expenses
Selling, general and administrative expenses	129.8	28.2	101.6	360%
Income (loss) from operations	35.2	40.6	(5.4)	(13)%
Other income (expense), net	62.3	(2.0)	64.3	(3,215)%
Income (loss) before income taxes	97.5	38.6	58.9	153%
Income tax benefit (expense)	(42.8)	(0.3)	(42.5)	14,167%
Net income (loss)	54.7	38.3	16.4	43%
Net income (loss) attributable to non-controlling interests	67.1	38.9	28.2	72%
Net income (loss) attributable to common stockholders	$(12.4)	$(0.6)	$(11.8)	1,967%

	Three months ended June 30,
	2026	2025
Gross margin	35%	58%
Operating margin	7%	34%

Net Sales

	Three months ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net sales by business
CompoSecure	$133.6	$119.6	$14.0	12%
Husky	339.6	—	339.6	n/a %
Resolute Holdings	13.6	3.4	10.2	300%
Eliminations	(13.6)	(3.4)	(10.2)	300%
Total	$473.2	$119.6	$353.6	296%

The Company’s net sales for the quarter ended June 30, 2026 increased by $353.6 to $473.2 compared to $119.6 for the quarter ended June 30, 2025. The increase was driven by the acquisition of Husky, along with an organic 12% increase in sales at CompoSecure. Resolute Holdings’ net sales increased due to the execution of the Husky Management Agreement and higher organic Adjusted EBITDA at CompoSecure.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended June 30, 2026 increased by $96.2 to $165.0 compared to $68.8 for the quarter ended June 30, 2025 primarily due to the acquisition of Husky. The gross profit margin decreased to 35%, compared to 58% in the prior year due to Husky having lower gross margins than CompoSecure, along with higher depreciation and amortization due to purchase accounting, partially offset by higher margins at CompoSecure driven by higher volumes and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s selling, general and administrative expenses increased by $101.6 to $129.8 for the quarter ended June 30, 2026 compared to $28.2 for the quarter ended June 30, 2025 due primarily to the acquisition of Husky.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations for the quarter ended June 30, 2026 decreased by $5.4 to $35.2 compared to $40.6 for the quarter ended June 30, 2025. The decrease was primarily attributable to higher expenses associated with the acquisition of Husky, partially offset by improved operating performance at CompoSecure. Operating margin for the quarter ended June 30, 2026 decreased by 27%, to 7%, compared to 34% for the quarter ended June 30, 2025 due to the acquisition of Husky, partially offset by higher margins at CompoSecure.

Other Income (Expense)

Other income for the quarter ended June 30, 2026 increased by $64.3 to $62.3, compared to a $2.0 expense for the quarter ended June 30, 2025. The increase in other income was primarily due to a measurement period purchase accounting adjustment that resulted in a gain on extinguishment of debt, partially offset by higher interest expense as a result of the acquisition of Husky.

Income Tax Expense

The Company’s income tax expense for the quarter ended June 30, 2026 was $42.8 million compared to an expense of $0.3 million for the quarter ended June 30, 2025 due to higher income before taxes and a higher percentage of income subject to income tax.

Six months ended June 30, 2026 vs. six months ended June 30, 2025

The following table presents the Company’s results of operations for the periods indicated:

	Six months ended June 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales	$881.0	$223.5	$657.5	294%
Cost of sales	560.4	100.2	460.2	459%
Gross profit	320.6	123.3	197.3	160%
Operating expenses
Selling, general and administrative expenses	291.1	57.1	234.0	410%
Income (loss) from operations	29.5	66.2	(36.7)	(55)%
Other income (expense), net	(74.3)	(4.4)	(69.9)	1,589%
Income (loss) before income taxes	(44.8)	61.8	(106.6)	(172)%
Income tax benefit (expense)	6.9	(0.9)	7.8	(867)%
Net income (loss)	(37.9)	60.9	(98.8)	(162)%
Net income (loss) attributable to non-controlling interests	(87.0)	64.9	(151.9)	(234)%
Net income (loss) attributable to common stockholders	$49.1	$(4.0)	$53.1	(1,328)%

	Six months ended June 30,
	2026	2025
Gross margin	36%	55%
Operating margin	3%	30%

Net Sales

	Six months ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net sales by business
CompoSecure	$264.0	$223.5	$40.5	18%
Husky	617.0	—	617.0	n/a %
Resolute Holdings	26.5	4.5	22.0	489%
Eliminations	(26.5)	(4.5)	(22.0)	489%
Total	$881.0	$223.5	$657.5	294%

The Company’s net sales for the six months ended June 30, 2026 increased by $657.5 to $881.0 compared to $223.5 for the six months ended June 30, 2025. The increase was driven by the acquisition of Husky, along with an 18% organic increase in sales at CompoSecure. Resolute Holdings’ net sales increased due to the execution of the Husky Management Agreement, higher organic Adjusted EBITDA at CompoSecure, and a full six months of fees from the CompoSecure Management Agreement versus the prior year.

Gross Profit and Gross Margin

The Company’s gross profit for the six months ended June 30, 2026 increased by $197.3 to $320.6 compared to $123.3 for the six months ended June 30, 2025 primarily due to the acquisition of Husky. The gross profit margin decreased by 19% to 36%, due to Husky having lower gross margins than CompoSecure, along with higher depreciation and amortization due to purchase accounting, partially offset by higher margins at CompoSecure driven by higher volumes and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s selling, general and administrative expenses increased by $234.0 to $291.1 for the six months ended June 30, 2026 compared to $57.1 for the six months ended June 30, 2025 due primarily to the acquisition of Husky.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations for the six months ended June 30, 2026 decreased by $36.7 to $29.5 compared to $66.2 for the six months ended June 30, 2025. The decrease was primarily attributable to higher expenses associated with the acquisition of Husky, partially offset by improved operating performance at CompoSecure. Operating margin for the six months ended June 30, 2026 decreased by 27%, to 3%, compared to 30% for the six months ended June 30, 2025 due to the acquisition of Husky, partially offset by higher margins at CompoSecure.

Other Income (Expense)

Other expense for the six months ended June 30, 2026 increased by $69.9 to $74.3, compared to $4.4 for the six months ended June 30, 2025. The increase in other expense was primarily due to an increase in interest expense related to higher debt from the acquisition of Husky and a loss on debt extinguishment.

Income Tax Expense

The Company’s income tax benefit for the six months ended June 30, 2026 was $6.9 compared to an expense of $0.9 for the six months ended June 30, 2025 due to the loss before income taxes and a higher percentage of income subject to income taxes.

Segments

The following tables present the Company’s results of operations by reportable segment for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended				Six months ended
	June 30, 2026				June 30, 2026
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$133.6	$339.6	$473.2	$—	$264.0	$617.0	$881.0
Intercompany	13.6	—	—	13.6	26.5	—	—	26.5
Segment net sales	13.6	133.6	339.6	486.8	26.5	264.0	617.0	907.5
Elimination of intercompany net sales				(13.6)				(26.5)
Net sales				473.2				881.0
Less:
Material	—	22.0	116.1		—	49.0	215.4
Personnel	3.4	31.7	101.6		6.3	64.7	195.9
Overhead	0.3	13.1	32.6		0.6	25.3	55.7
Management fees	—	4.7	8.9		—	9.2	17.3
Professional fees	0.4	3.3	4.7		1.1	6.3	7.8
Sales and marketing	—	0.7	4.5		—	1.1	8.6
Other segment expenses	0.1	2.9	6.3		0.2	5.6	10.2
Segment Adjusted EBITDA	$9.4	$55.2	$64.9	$129.5	$18.3	$102.8	$106.1	$227.2
Reconciliation to net income (loss):
Holdings Corporate Adjusted EBITDA				(1.0)				(1.0)
Depreciation and amortization				(64.3)				(123.6)
Equity-based compensation				(2.9)				(5.2)
Income tax benefit (expense)				(42.8)				6.9
Interest income (expense), net				(33.9)				(63.7)
Unrealized foreign currency gain (losses)				1.8				4.1
Transaction costs				(0.4)				(43.3)
Gain (loss) on sale of property, equipment, and intangible assets				(0.3)				(0.9)
Gain (loss) on debt extinguishment				96.2				(10.6)
Severance costs				(3.6)				(4.2)
Fair value inventory step-up				(23.6)				(23.6)
Net income (loss)				$54.7				$(37.9)

Capital expenditures	$—	$5.0	$10.4		$—	$6.7	$20.4

	Three months ended				Six months ended
	June 30, 2025				June 30, 2025
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$119.6	$—	$119.6	$—	$223.5	$—	$223.5
Intercompany	3.4	—	—	3.4	4.5	—	—	4.5
Segment net sales	3.4	119.6	—	123.0	4.5	223.5	—	228.0
Elimination of intercompany net sales				(3.4)				(4.5)
Net sales				119.6				223.5
Less:
Material	—	20.7	—		—	39.5	—
Personnel	1.8	29.3	—		3.6	58.7	—
Overhead	0.3	12.5	—		0.5	25.3	—
Management fees	—	3.4	—		—	4.5	—
Professional fees	0.3	3.3	—		0.8	8.4	—
Sales and marketing	—	0.3	—		—	0.6	—
Other segment expenses	—	1.5	—		0.3	2.0	—
Segment Adjusted EBITDA	$1.0	$48.6	$—	$49.6	$(0.7)	$84.5	$—	$83.8
Reconciliation to net income (loss):
Intercompany/eliminations				—				1.1
Depreciation and amortization				(2.3)				(4.6)
Equity-based compensation				(6.4)				(12.4)
Income tax benefit (expense)				(0.3)				(0.9)
Interest income (expense), net				(2.0)				(4.4)
Spin-Off costs				(0.3)				(1.7)
Net income (loss)				$38.3				60.9

Capital expenditures	$—	$1.6	$—		$—	$2.8	$—

The following tables present the balance sheets of Resolute Holdings, GPGI Holdings, and the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	($ in millions)				($ in millions)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9.9	$107.1	$—	$117.0	$4.4	$157.0	$—	$161.4
Short-term investments	—	—	—	—	3.1	41.0	—	44.1
Accounts receivable, net	13.6	296.5	(13.6)	296.5	4.0	44.2	(4.0)	44.2
Inventories, net	—	322.9	—	322.9	—	44.2	—	44.2
Income tax receivable	0.5	6.6	—	7.1	0.2	—	—	0.2
Deferred tax asset	37.7	—	—	37.7	—	—	—	—
Prepaid expenses and other current assets	0.5	36.4	—	36.9	0.2	3.2	—	3.4
Total current assets	62.2	769.5	(13.6)	818.1	11.9	289.6	(4.0)	297.5

Property and equipment, net	—	572.0	—	572.0	—	21.6	—	21.6
Goodwill	—	2,916.5	—	2,916.5	—	—	—	—
Intangible assets, net	—	1,711.8	—	1,711.8	—	1.9	—	1.9
Right of use assets, net	1.0	66.0	—	67.0	1.0	8.9	—	9.9
Deferred tax asset	0.2	27.8	—	28.0	0.2	—	—	0.2
Other long-term assets	—	13.9	—	13.9	—	1.6	—	1.6
Total assets	63.4	6,077.5	(13.6)	6,127.3	13.1	323.6	(4.0)	332.7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	0.1	87.3	0.1	87.5	—	11.8	0.1	11.9
Accrued expenses	4.9	259.4	(13.6)	250.7	5.4	47.0	(4.0)	48.4
Deferred revenue	—	183.4	—	183.4	—	—	—	—
Income tax payable	—	42.8	—	42.8	0.1	—	—	0.1
Current portion of long-term debt	12.0	12.0	—	24.0	—	15.0	—	15.0
Current portion of lease liabilities – operating leases	0.1	11.4	—	11.5	0.1	2.1	—	2.2
Other current liabilities	—	5.5	—	5.5	—	—	—	—
Total current liabilities	17.1	601.8	(13.5)	605.4	5.6	75.9	(3.9)	77.6

Income tax payable	—	22.4	—	22.4	—	—	—	—
Long-term debt, net of deferred financing costs	76.9	2,076.6	—	2,153.5	—	169.1	—	169.1
Deferred tax liability	—	214.9	—	214.9	—	—	—	—
Lease liabilities, operating leases	0.9	54.4	—	55.3	1.0	7.3	—	8.3
Other long-term liabilities, net	—	22.4	—	22.4	—	—	—	—
Total liabilities	94.9	2,992.5	(13.5)	3,073.9	6.6	252.3	(3.9)	255.0

Additional paid-in capital	19.3	—	—	19.3	18.9	—	—	18.9
Retained earnings (accumulated deficit)	40.8	—	—	40.8	(8.3)	—	—	(8.3)
Treasury stock	(91.6)	—	—	(91.6)	(4.1)	—	—	(4.1)
Total stockholders' equity (deficit)	(31.5)	—	—	(31.5)	6.5	—	—	6.5
Non-controlling interest	—	3,085.0	(0.1)	3,084.9	—	71.3	(0.1)	71.2
Total equity (deficit)	(31.5)	3,085.0	(0.1)	3,053.4	6.5	71.3	(0.1)	77.7
Total liabilities and stockholders' equity (deficit)	$63.4	$6,077.5	$(13.6)	$6,127.3	$13.1	$323.6	$(4.0)	$332.7

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

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three and six months ended June 30, 2026:

	Three months ended				Six months ended
	June 30, 2026				June 30, 2026
	($ in millions except share and per share figures)				($ in millions except share and per share figures)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(12.4)	$—	$—	$(12.4)	$49.1	$—	$—	$49.1
Net income (loss) per share attributable to common stockholders - diluted	$(1.53)	$0.00	$0.00	$(1.53)	$5.87	$0.00	$0.00	$5.87

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under GPGI Equity Plan (1)	$—			$—	$0.2			$0.2
Tax impact from consolidation of GPGI Holdings (2)	18.0			18.0	(37.8)			(37.8)
Net tax impact of pre-tax adjustments (3)	—			—	—			—
Fee-Related Earnings	5.6			5.6	11.5			11.5
Fee-Related Earnings per share	$0.69			$0.69	$1.38			$1.38

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders	8,103,475			8,103,475	8,363,195			8,363,195
Fee-Related Earnings per share	8,180,818			8,180,818	8,363,195			8,363,195

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the GPGI Equity Plan. Equity granted under the GPGI Equity Plan relates to GPGI Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	The tax impact of treating Resolute Holdings and GPGI Holdings, including Husky Holdings, as a consolidated entity under ASC 740, to arrive at the Resolute Holdings income tax expense if presented on a non-consolidated basis.
(3)	Tax-effect of pre-tax adjustments at a 32.5% estimated effective tax rate for 2026. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the GPGI Equity Plan is expensed for tax purposes at GPGI and not Resolute Holdings.

Critical Accounting Policies and Estimates

Critical accounting policies are detailed in the 2025 Annual Report and reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for critical accounting policies adopted since the 2025 Annual Report, including under the headings “Reclassifications”, “Foreign Currency Translation and Transactions”, “Derivatives and Hedging Activities”, “Business Combinations”, and “Revenue Recognition”.

New Accounting Pronouncements

Reference is made to Note 2 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements since the filing of the 2025 Annual Report.

Liquidity and Capital Resources

Resolute Holdings’ primary sources of liquidity are revenue derived from the management agreements with its managed companies, its existing cash and cash equivalents balances, short-term investments, and borrowings on Resolute Holdings’ revolving credit facility and term loan. GPGI Holdings’ primary sources of liquidity are its existing cash and cash equivalents, short-term investments, cash flows from operations, and borrowings on the GPGI Holdings term loan, revolving credit facility, and senior secured notes as detailed in Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The Company’s primary cash requirements at Resolute Holdings and GPGI Holdings include operating expenses, debt service payments (principal and interest), capital expenditures (including property and equipment and software), and share repurchases.

As of June 30, 2026, the Company had cash and cash equivalents and restricted cash of $117.0, consisting of $9.9 at Resolute Holdings and $107.1 at GPGI Holdings. The Company had debt principal outstanding of $90.0 at Resolute Holdings and $2,115.0 at GPGI Holdings. As of December 31, 2025, the Company had cash and cash equivalents of $161.4, consisting of $4.4 at Resolute Holdings and $157.0 at GPGI Holdings.  As of December 31, 2025, the Company had short-term investments comprised of US treasury bills of $44.1, consisting of $3.1 at Resolute Holdings and $41.0 at GPGI Holdings. As of December 31, 2025, the Company had debt principal outstanding of $186.3 at GPGI Holdings.

On January 12, 2026, following the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under its credit agreement then in place and assumed approximately $2,800.0 of debt from Husky and entered into a $350.0 delayed draw term loan. On January 14, 2026, GPGI Holdings refinanced the assumed $3,150.0 of debt and entered into a new credit facility (the “GPGI Holdings Credit Facility”) consisting of a $1,200.0 term loan maturing in 2033 and a $400.0 revolving credit facility maturing in 2031 and also issued $900.0 in 5.625% Senior Secured Notes due 2033 (“GPGI Holdings Senior Notes”). On February 20, 2026, Resolute Holdings refinanced its existing $5.0 revolving credit facility with a new $30.0 revolving credit facility (“Resolute Revolver”) maturing in February 2031 (as amended, the “Resolute Credit Facility”). The Resolute Revolver was subsequently increased to $40.0 during March 2026. On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for new term loan commitments in an aggregate principal amount of $60.0 (“Resolute Term Loan”) and increases the rate of interest for revolving and term loan borrowings. The Resolute Term Loan will mature on the third anniversary of the effective date of the second amendment and amortize in quarterly installments commencing September 30, 2026.

Resolute Holdings and GPGI Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the management fees from its managed companies to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $40.0 revolving credit facility and $60.0 term loan at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Form 10-Q. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $400.0 revolving credit facility at GPGI Holdings, are sufficient to meet the liquidity needs of GPGI Holdings, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q.

The Company anticipates that to the extent Resolute Holdings requires additional liquidity, it shall do so through borrowings on the Resolute Credit Facility, the incurrence of other indebtedness, or a combination thereof, and offering of its securities in capital markets. The Company anticipates that to the extent GPGI Holdings requires additional liquidity, it shall do so through borrowings on its revolving credit facility, the incurrence of other indebtedness, or a combination thereof and offering of securities of GPGI in capital markets. The Company cannot be assured that each of Resolute Holdings and GPGI Holdings will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, the liquidity of Resolute Holdings and GPGI Holdings and their ability to meet their respective obligations and fund their capital requirements are also dependent on their respective future financial performance, which is subject to general economic, financial and other factors that are beyond its control. Accordingly, the Company cannot be assured that its business will generate sufficient cash flows from operations or that future borrowings will be available from additional indebtedness or otherwise to meet its liquidity needs. Although the Company has no specific current plans to do so, if the Company decides to pursue one or more significant acquisitions, the Company may incur additional debt to finance such acquisitions.

Additional information regarding the Company’s debt is included in Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Net Cash Provided by (Used in) Operations

Cash used in the Company’s operating activities for the six months ended June 30, 2026 was $23.2 compared to cash provided by operating activities of $67.4 during the six months ended June 30, 2025. The decrease in cash provided by operating activities of $90.6 was primarily attributable to higher interest expense paid, and the payment of transaction costs, including debt breakage fees associated with the acquisition of Husky.

Net Cash Used in Investing Activities

Cash used in the Company’s investing activities for the six months ended June 30, 2026 was $648.0 primarily due to the acquisition of Husky, capital expenditures and capitalized software expenditures of $27.1, partially offset by the maturities and sales of short-term investments of $41.1.

Net Cash Provided by (Used in) Financing Activities

Cash provided by the Company’s financing activities for the six months ended June 30, 2026 was $623.0 compared to cash used in the Company’s financing activities for the six months ended June 30, 2025 of $36.3. Cash provided by financing activities for the six months ended June 30, 2026 primarily related to cash contributions by GPGI of $2,120.3 and proceeds from the issuance of debt net of discounts of $2,623.5, partially offset by debt repayment of $3,379.3, repayment of preference share capital of $457.4, distributions by GPGI Holdings to GPGI of $131.7, share repurchases of Resolute Holdings common stock of $87.5, debt issuance costs of $38.3, and $26.6 of payments for taxes related to net share settlement of GPGI equity awards. Cash used in financing activities for the six months ended June 30, 2025 primarily related to a distribution by GPGI Holdings to GPGI of $15.9, payments for taxes related to net share settlement of GPGI equity awards of $15.4 and repayment of scheduled principal payments of the GPGI Holdings old term loan of $5.0.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in the 2025 Annual Report. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of June 30, 2026, the Company has purchase commitments with suppliers of approximately $42.2, of which $11.1 is expected in 2026.

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

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances, short-term investments, and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations. As of June 30, 2026, the Company had $90.0 of debt outstanding under the Resolute Credit Facility and $1,215.0 in debt outstanding under the GPGI Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $13.1 on an annual basis.

Foreign Exchange Risk

The Company uses foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. As of June 30, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $130.4, $160.0, and $32.0, respectively, which were hedged at an average rate of 1.365, 1.356, and 1.349 Canadian dollar per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2026, the Company continued the implementation of corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, stock administration, and internal audit subsequent to the completion of the Spin-Off on February 28, 2025. Additionally, as a result of the Husky Transaction, the Company has begun integrating the Husky business into the Company’s financial reporting and internal control environment. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities in the three months ended June 30, 2026.

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

During the three months ended June 30, 2026, the Company repurchased an aggregate of 428,300 shares in open market transactions at an average price of $113.55 per share for an aggregate purchase price of approximately $48.6 million.

				Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of a	May Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Program
Period	Shares Purchased	Paid per Share	Program	(in millions)
April 1-30, 2026	—	$—	—	$57.9
May 1-31, 2026	249,246	108.56	249,246	30.8
June 1-30, 2026	179,054	120.48	179,054	9.2
Total	428,300	$113.55	428,300	$9.2

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.
2.2	Plan of Conversion of Resolute Holdings Management, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

3.2	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026).

10.1*+	Amended and Restated Resolute Holdings Management, Inc. Non-Employee Director Compensation Policy

10.2*+	Amended and Restated Resolute Holdings Management, Inc. Option Conversion program for Directors

10.3*+	Amended and Restated Board Adviser Agreement, dated as of June 13, 2026, by and among GPGI, Inc., Resolute Holdings Management, Inc. and Fradin Consulting, LLC.

10.4*+	Waiver Agreement, dated as of June 5, 2026, to Letter Agreement, by and between GPGI, Inc. and Resolute Holdings Management, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files (formatted as inline XBRL).

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resolute Holdings Management, Inc.

Date: August 6, 2026	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)