Form 10-Q
period 2026-09-30
Resolute Holdings Management, Inc.
filed 2026-11-06
CIK 2039497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 7,819,595 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the competitive environment in which we currently or intend to operate;
●	our strategy, outcomes and growth prospects;
●	general economic trends and trends in the industry and markets in which we and our managed companies operate;
●	our and our managed companies’ business dealings involving third-party partners in various markets;
●	the risks from our entry into the CompoSecure Management Agreement and Husky Management Agreement (each as defined herein) and management agreements with other managed companies, including risks relating to due diligence, negotiation, performance, the calculation and payment of management fees including the CompoSecure Management Fee and Husky Management Fee (each as defined herein) and termination;
●	risks relating to our current reliance on GPGI Holdings, L.L.C. and its subsidiaries (“GPGI Holdings”), including the presentation of GPGI Holdings’ financial information in our financial statements;
●	the risk that our managed companies will fail to perform as we expect and the resulting impacts on the management fees we expect to receive;
●	our ability to identify and successfully negotiate and integrate into GPGI Holdings additional managed companies, and managed companies’ future business acquisitions and investment opportunities;
●	our ability to develop and deploy the Resolute Operating System at GPGI Holdings, Husky Holdings, and our other managed companies;
●	our ability to attract and retain personnel, including key members of our management;
●	risks associated with the businesses of GPGI Holdings, Husky Holdings LLC (together with its subsidiaries, “Husky Holdings”), and any other companies we may manage in the future, including risks related to such businesses, global and other macroeconomic factors impacting such businesses, and others;
●	future exchange and interest rates;
●	damage to our reputation;
●	our ability to comply with extensive, complex and increasing legal and regulatory requirements;

●	cybersecurity and privacy considerations;
●	legal proceedings and investigatory risks, including the outcome of any legal proceedings involving us or our managed companies;
●	tax matters;
●	our failure to manage the transition to a stand-alone public company; and
●	other risks and uncertainties indicated in this report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

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

Part I - Financial Information

Item 1. Financial Statements

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Balance Sheets
($ in millions, except par value and share amounts)

	September 30,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175.7	$161.4
Short-term investments	—	44.1
Accounts receivable, net	321.3	44.2
Inventories, net	338.4	44.2
Income tax receivable	7.4	0.2
Deferred tax asset	26.4	—
Prepaid expenses and other current assets	35.0	3.4
Total current assets	904.2	297.5

Property and equipment, net	563.2	21.6
Goodwill	2,919.7	—
Intangible assets, net	1,698.9	1.9
Right of use assets, net	68.7	9.9
Deferred tax asset	23.5	0.2
Other long-term assets	14.0	1.6
Total assets	$6,192.2	$332.7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$100.6	$11.9
Accrued expenses	248.1	48.4
Deferred revenue	201.1	—
Income tax payable	46.8	0.1
Current portion of long-term debt	25.5	15.0
Current portion of lease liabilities – operating leases	14.4	2.2
Other current liabilities	4.9	—
Total current liabilities	641.4	77.6

Income tax payable	21.8	—
Long-term debt, net of deferred financing costs	2,124.1	169.1
Deferred tax liability	209.4	—
Lease liabilities, operating leases	53.8	8.3
Other long-term liabilities, net	21.9	—
Total liabilities	3,072.4	255.0

Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 7,819,595 and 8,500,694 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	19.6	18.9
Retained earnings (accumulated deficit)	35.0	(8.3)
Treasury stock	(93.0)	(4.1)
Total stockholders' equity (deficit)	(38.4)	6.5
Non-controlling interest	3,158.2	71.2
Total equity (deficit)	3,119.8	77.7
Total liabilities and stockholders' equity (deficit)	$6,192.2	$332.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Operations (Unaudited)
($ in millions, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$509.6	$120.9	$1,390.6	$344.3
Cost of sales	300.7	49.6	861.1	149.6
Gross profit	208.9	71.3	529.5	194.7
Operating expenses:
Selling, general and administrative expenses	90.4	29.9	381.5	87.0
Income (loss) from operations	118.5	41.4	148.0	107.7

Other income (expense):
Interest income	0.4	1.7	0.9	4.1
Interest expense	(33.9)	(3.6)	(98.2)	(10.6)
Gain (loss) on debt extinguishment	—	—	(10.6)	—
Total other income (expense), net	(33.5)	(1.9)	(107.9)	(6.5)
Income (loss) before income taxes	85.0	39.5	40.1	101.2
Income tax benefit (expense)	(16.0)	(0.1)	(9.0)	(0.9)
Net income (loss)	$69.0	$39.4	$31.1	$100.3

Net income (loss) attributable to non-controlling interest	74.8	39.6	(12.2)	104.5

Net income (loss) attributable to common stockholders	$(5.8)	$(0.2)	$43.3	$(4.2)

Net income (loss) per share attributable common stockholders:
Basic	$(0.74)	$(0.03)	$5.33	$(0.49)
Diluted	$(0.74)	$(0.03)	$5.28	$(0.49)

Weighted average shares:
Basic	7,819,626	8,525,998	8,125,727	8,525,998
Diluted	7,819,626	8,525,998	8,206,611	8,525,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) including non-controlling interests	$69.0	$39.4	$31.1	$100.3
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency forward contract	0.1	—	(3.2)	—
Unrealized gain (loss) on interest rate swap	—	(0.8)	—	(2.1)
Cumulative translation adjustment	(0.7)	—	(3.6)	—
Total other comprehensive income (loss)	(0.6)	(0.8)	(6.8)	(2.1)
Comprehensive income (loss) including non-controlling interests	68.4	38.6	24.3	98.2
Less: comprehensive income (loss) attributable to non-controlling interests	74.2	38.8	(19.0)	102.4
Comprehensive income (loss) attributable to common stockholders	$(5.8)	$(0.2)	$43.3	$(4.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)
($ in millions, except share data)

					Retained
				Additional	Earnings	Total		Total
	Common Stock		Treasury	Paid-in	(Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit)	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2025	8,500,694	$—	$(4.1)	$18.9	$(8.3)	$6.5	$71.2	$77.7
Equity-based compensation	—	—	—	0.3	—	0.3	2.0	2.3
Net income (loss)	—	—	—	—	61.5	61.5	(154.1)	(92.6)
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	3,262.8	3,262.8
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(103.1)	(103.1)
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(26.6)	(26.6)
Share repurchases	(243,252)	—	(38.0)	—	—	(38.0)	—	(38.0)
Cumulative translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2026	8,257,442	$—	$(42.1)	$19.2	$53.2	$30.3	$3,051.1	$3,081.4
Equity-based compensation	—	—	—	0.1	—	0.1	2.8	2.9
Net income (loss)	—	—	—	—	(12.4)	(12.4)	67.1	54.7
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	0.5	0.5
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(28.6)	(28.6)
Share repurchases	(428,300)	—	(49.5)	—	—	(49.5)	—	(49.5)
Cumulative translation adjustment	—	—	—	—	—	—	(2.0)	(2.0)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	(3.1)	(3.1)
Recognition of non-cash interest carryforward to GPGI (per section 163j)	—	—	—	—	—	—	(2.9)	(2.9)
Balance as of June 30, 2026	7,829,142	$—	$(91.6)	$19.3	$40.8	$(31.5)	$3,084.9	$3,053.4
Equity-based compensation	—	—	—	0.3	—	0.3	3.1	3.4
Net income (loss)	—	—	—	—	(5.8)	(5.8)	74.8	69.0
Contributions to GPGI Holdings by GPGI	—	—	—	—	—	—	0.1	0.1
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(1.5)	(1.5)
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(0.2)	(0.2)
Share repurchases	(9,547)	—	(1.4)	—	—	(1.4)	—	(1.4)
Cumulative translation adjustment	—	—	—	—	—	—	(0.7)	(0.7)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	—	—	—	—	—	0.1	0.1
Recognition of non-cash interest carryforward to GPGI (per section 163j)	—	—	—	—	—	—	(2.4)	(2.4)
Balance as of September 30, 2026	7,819,595	$—	$(93.0)	$19.6	$35.0	$(38.4)	$3,158.2	$3,119.8

					Retained
				Additional	Earnings	Total		Total
	Common Stock		Treasury	Paid-in	(Accumulated	Stockholders'	Non-controlling	Equity
	Shares	Amount	Stock	Capital	Deficit)	Equity (Deficit)	Interest	(Deficit)
Balance as of December 31, 2024	8,525,998	$—	$—	$1.5	$(2.3)	$(0.8)	$(35.8)	$(36.6)
Equity-based compensation	—	—	—	1.1	—	1.1	4.9	6.0
Contribution by GPGI Holdings	—	—	—	11.9	—	11.9	—	11.9
Contribution to Resolute Holdings	—	—	—	—	—	—	(11.9)	(11.9)
Net income (loss)	—	—	—	—	(3.4)	(3.4)	26.0	22.6
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(15.4)	(15.4)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of March 31, 2025	8,525,998	$—	$—	$14.5	$(5.7)	$8.8	$(32.9)	$(24.1)
Equity-based compensation	—	—	—	1.4	—	1.4	5.0	6.4
Net income (loss)	—	—	—	—	(0.6)	(0.6)	38.9	38.3
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.6)	(0.6)
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(15.9)	(15.9)
Balance as of June 30, 2025	8,525,998	$—	$—	$15.9	$(6.3)	$9.6	$(5.5)	$4.1
Equity-based compensation	—	—	—	1.5	—	1.5	5.6	7.1
Net income (loss)	—	—	—	—	(0.2)	(0.2)	39.6	39.4
Payments for taxes related to net settlement of GPGI equity awards	—	—	—	—	—	—	(2.5)	(2.5)
Unrealized gain (loss) on derivative - interest rate swap	—	—	—	—	—	—	(0.8)	(0.8)
Distributions to GPGI Holdings' members	—	—	—	—	—	—	(5.7)	(5.7)
Balance as of September 30, 2025	8,525,998	$—	$—	$17.4	$(6.5)	$10.9	$30.7	$41.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RESOLUTE HOLDINGS MANAGEMENT, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in millions)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$31.1	$100.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	156.2	6.9
Equity-based compensation expense	8.6	19.5
Fair value inventory step-up	23.6	—
Amortization of deferred financing costs	2.6	0.5
Non-cash operating lease expense	12.9	2.0
Non-cash interest	—	(0.7)
Loss on debt extinguishment	(29.9)	—
Deferred tax (benefit) expense	(21.4)	—
Unrealized foreign exchange loss (gain)	(3.9)	—
Other	2.2	—
Changes in assets and liabilities
Accounts receivable, net	(7.9)	(16.7)
Inventories, net	(38.8)	1.1
Taxes receivable	(3.5)	—
Prepaid expenses and other assets	10.0	(0.6)
Accounts payable	(14.1)	7.2
Accrued expenses	(91.2)	8.8
Deferred revenue	40.7	—
Income tax payable	14.1	0.5
Lease liabilities	(11.6)	(1.9)
Other liabilities	—	(0.2)
Net cash provided by (used in) operating activities	79.7	126.7

Cash flows from investing activities:
Purchase of property and equipment	(28.3)	(2.6)
Proceeds from sale of property and equipment and intangible assets	0.3	—
Capitalized software costs	(11.1)	(1.5)
Cash used for acquisition, net of acquired cash	(665.2)	—
Purchases of short-term investments	—	(52.0)
Maturities of short-term investments	41.1	3.0
Sales of short-term investments	3.0	—
Net cash provided by (used in) investing activities	(660.2)	(53.1)

Cash flows from financing activities:
Repayment of debt, inclusive of fees	(3,408.3)	(7.5)
Proceeds from issuance of long-term debt, net of discounts	2,623.5	—
Repayment of preference share capital	(457.4)	—
Contributions to GPGI Holdings by GPGI	2,120.4	—
Contribution by GPGI Holdings	—	11.9
Contribution to Resolute Holdings	—	(11.9)
Payments for taxes related to net share settlement of GPGI equity awards	(26.8)	(17.9)
Distributions to GPGI Holdings' members	(133.2)	(21.6)
Share repurchases	(88.9)	—
Debt issuance costs	(38.3)	—
Net cash provided by (used in) financing activities	591.0	(47.0)
Effect of exchange rate changes on cash and cash equivalents	3.8	—
Net increase (decrease) in cash and cash equivalents	14.3	26.6
Cash and cash equivalents, beginning of period	161.4	71.6
Cash and cash equivalents, end of period	$175.7	$98.2

Supplementary disclosure of cash flow information:
Cash paid for interest expense	$81.1	$9.9
Cash paid for income taxes	$17.2	$0.2
Supplemental disclosure of non-cash financing activities:
Equity contribution from GPGI for acquisition using GPGI Class A Common Stock	$1,143.0	$—
Equity used for acquisition	$(1,143.0)	$—
Consolidation of GPGI Holdings net assets (liabilities), excluding cash, from execution of CompoSecure Management Agreement	$—	$(98.5)
Operating lease right of use assets exchanged for lease liabilities	$38.8	$5.3
Derivative asset - interest rate swap	$—	$(2.1)
Recognition of non-cash interest carryforward to GPGI (per section 163j)	$5.3	$—

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

The evolution of the Resolute Holdings and GPGI relationship began on August 7, 2024, when affiliates of Tungsten OpCo Holder LLC, including Tungsten 2024 LLC, (collectively, “Tungsten”), acquired a majority interest of GPGI. Subsequently, on the Inception Date, Resolute Holdings was created as a wholly owned subsidiary of GPGI Holdings. On February 28, 2025, GPGI distributed all shares of common stock of Resolute Holdings on a pro rata basis to the holders of GPGI’s Class A Common Stock as of the February 20, 2025 record date (the “Spin-Off”). Each stockholder of record who held shares of GPGI’s Class A Common Stock as of the close of business on February 20, 2025, received one share of Resolute Holdings common stock for every twelve shares of GPGI Class A Common Stock then held. On February 28, 2025, Resolute Holdings started trading regular-way on The Nasdaq Stock Market LLC under the ticker symbol “RHLD”. On September 23, 2025, Resolute Holdings transferred the listing of its common stock to the New York Stock Exchange where it continues to trade under the ticker symbol “RHLD”.

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

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of a quarterly management fee (“Husky Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Husky Holdings’ last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of Adjusted EBITDA and Parent Allocated Expense attributable to the CompoSecure Management Agreement (each as defined in the CompoSecure Management Agreement).

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

In accordance with ASC 805-50, the Company’s financial statements were retrospectively adjusted in the periods in which Resolute Holdings and GPGI Holdings were under common control. For periods in which Resolute Holdings and GPGI Holdings were not under common control, the financial results presented are those of GPGI Holdings as it is the entity that was first controlled by the common parent and is considered the predecessor entity.

The Company’s significant accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 12, 2026 (the “2025 Annual Report”) and the material changes to those policies are listed herein.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information and should be read in conjunction with the 2025 Annual Report. The financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the condensed consolidated financial statements for the three months and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect at the balance sheet date, while income and expenses are translated using average exchange rates for the period. Resulting translation adjustments are recorded in other comprehensive income (loss). Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency are recognized in foreign currency (gains) losses in selling, general, and administrative expenses in the condensed consolidated statements of operations. Foreign currency transaction gains and losses are primarily driven by foreign exchange differences arising from intercompany transactions and balances and transactions with external customers and vendors that are denominated in currencies other than the functional currency of the Company’s respective legal entities. For intercompany transactions, foreign exchange differences may be recognized in foreign currency (gains) losses in the condensed consolidated statements of operations or in foreign currency translation adjustments within other comprehensive income (loss), depending on the functional currency of the transacting entities and the nature of the intercompany balance. The primary currencies driving such activity are the Euro and the Chinese Yuan, largely related to Husky’s local subsidiaries.  During the three and nine months ended September 30, 2026, the Company recognized $0.7 and $3.6 of foreign currency translation losses and $1.4 and $4.5 of transaction gains, respectively.

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

Business Combinations

The Company accounts for business combinations under ASC 805 using the acquisition method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at fair value on the date of the acquisition. The Company recognizes the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at their fair value on the date of acquisition. Transaction costs, including legal, accounting, and valuation fees, are expensed as incurred and are not included as part of the acquisition cost. Any contingent consideration is measured at fair value on the acquisition date. If classified as a liability, it is subsequently remeasured to fair value at each reporting date. The Company has a measurement period of up to one year to finalize the accounting for a business combination. During the measurement period, the Company reflects new information obtained about facts and circumstances that existed as of the acquisition date in the measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest, consideration transferred, equity interest obtained and goodwill recognized.

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

Point-in-Time Revenue: Revenue from the sale of manufactured products, including payment cards, systems, machines, molds (other than medical molds), refurbishments, conversions, and spare parts, is generally recognized at a point in time when control of the goods is transferred to the customer. Control is considered transferred when the customer obtains legal title to, has the ability to direct the use of, and receives substantially all of the remaining benefits from, the goods. Transfer of control typically occurs upon shipment or receipt, depending on contractual shipping terms. Each contract generally includes a single performance obligation to manufacture and deliver specified goods. Contracts are typically short-term in nature.

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

Multiple Performance Obligations and Standalone Selling Prices: Certain Husky system sales include bundled service components. When contracts contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined using observable prices for the sale or renewal of comparable services when available. Revenue allocated to service components is recognized ratably over the respective service period.

Contract Assets and Contract Liabilities: A contract asset is recognized when the Company has transferred goods or services to a customer but does not yet have an unconditional right to payment. Contract assets primarily relate to unbilled receivables for performance obligations satisfied over time. A contract liability is recognized when a customer pays consideration, or when the Company has an unconditional right to consideration, before the related goods or services are transferred to the customer. Contract assets of $8.9 and $0.0 are included in accounts receivable, net, and contract liabilities of $201.1 and $0.0 are included in deferred revenue on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

Bill-and-Hold Arrangements: In limited circumstances, customers request that the Company hold purchased products after they have been manufactured. The Company evaluates such requests as bill-and-hold arrangements and recognizes revenue only when all applicable criteria under ASC 606 are met, including that (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. During the three months ended September 30, 2026 and September 30, 2025, the Company recognized $0.0 and $0.0 of revenue under bill and hold arrangements, respectively. During the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $0.0 and $1.2 of revenue under bill and hold arrangements, respectively.

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

Equity-Based Compensation

The Company has equity-based compensation plans which are described in more detail in Note 5. Compensation cost relating to equity-based awards as provided by the arrangements are recognized in the condensed consolidated statements of operations over the requisite service period based on the grant date fair value of such awards. The Company determines the fair value of each award on the date of grant using the methodology commonly accepted for the respective award. Certain employees of the Company (“Contractors”) have entered into Independent Contractor Agreements with GPGI (“Contractor Agreements”) pursuant to which the Contractors provide certain consulting and advisory services with respect to executing strategic corporate transactions and related activities, and such other similar services as reasonably requested by GPGI (“Contractor Services”). Prior to the Husky Transaction Date, Resolute Holdings and GPGI were deemed to be under common control, and the Company recognized equity-based compensation expense for those Contractors. Subsequent to the Husky Transaction Date, Resolute Holdings and GPGI were no longer under common control and GPGI recognized the equity-based compensation expense for the Contractors.

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

Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates three reportable segments include the distinct management teams, nature and location of operations, existence of the CompoSecure Management Agreement and Husky Management Agreement as Resolute Holdings’ sole sources of revenue that are eliminated in consolidation, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

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

On September 29, 2025, the FASB released Accounting Standards Update No. 2025-07, Scope Refinements for Derivatives and Share-Based Noncash Consideration (“ASU 2025-07”), which amends ASC 815 and ASC 606. ASU 2025-07 revises the guidance in ASC 815 and ASC 606 to clarify that the update was issued to reduce complexity and diversity in practice by: (1) refining the application of derivative accounting for contracts with entity-specific reference terms; and (2) clarifying the accounting for share-based noncash consideration in revenue arrangements. For all entities, ASU 2025-07 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is assessing the impact that the adoption of ASU 2025-07 will have on the Company’s consolidated financial statements.

On September 18, 2025, the FASB released Accounting Standards Update No. 2025-06, Accounting for Internal-Use Software Costs (“ASU 2025-06”), which amends ASC 350-40 to modernize guidance for internal-use software. ASU 2025-06 introduces a principles-based approach to capitalization, replacing outdated stage-based guidance that did not align with modern development practices such as agile and iterative methods. The amendments apply to all entities that develop or acquire internal-use software, including website development costs. The Board issued this update to reduce complexity, improve consistency, and better reflect real-world software development processes. For all entities, ASU 2025-06 will become effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is assessing the impact that the adoption of ASU 2025-06 will have on the Company’s consolidated financial statements.

On May 12, 2025, the FASB released Accounting Standards Update No. 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which is based on an EITF Issue. ASU 2025-03 revised the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. For all entities, ASU 2025-03 will become effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company will assess the impact of ASU 2025-03 in any future business combinations.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for PBEs. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. On January 7, 2025, the FASB released ASU 2025-01, which revises the effective date of ASU 2024-03 “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” The Company is assessing the impact that the adoption of ASU 2024-03 will have on the Company’s consolidated financial statements.

3. ACQUISITIONS

The Husky Transaction was completed on the Husky Transaction Date, whereby GPGI, through its wholly owned subsidiary, GPGI Holdings, acquired all of the outstanding equity interests of Husky Holdings for total consideration of $1,905.2, comprised of $762.2 of cash and $1,143.0 in the form of shares of GPGI’s Class A Common Stock. Resolute Holdings did not contribute any consideration in the Husky Transaction and was not a counterparty to the Share Purchase Agreement governing the Husky Transaction but is the accounting acquirer under ASC 805 and required to account for the business combination due to its consolidation of GPGI Holdings under ASC 810 as described in Note 2.

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

Preliminary
Allocation
Cash consideration paid at closing	$762.2
Equity consideration - GPGI Class A Common Stock	1,143.0
Total consideration	$1,905.2

Assets:
Cash and cash equivalents	$97.0
Accounts receivable, net	270.6
Inventories, net	278.3
Property and equipment, net	568.7
Right of use assets, net	29.3
Prepaid expenses and other current assets	44.8
Intangible assets, net	1,792.1
Other assets	40.9
Liabilities:
Accounts payable	(100.2)
Accrued expenses	(748.4)
Debt - current and long-term	(2,817.4)
Lease obligations	(26.5)
Deferred revenue and customer deposits	(161.4)
Deferred income taxes, net	(206.0)
Income taxes payable - current and long-term	(54.4)
Other liabilities	(21.9)
Total identifiable net assets (liabilities) acquired	$(1,014.5)
Goodwill (1)	2,919.7
Preliminary aggregate acquisition consideration	$1,905.2
(1)	Goodwill is calculated as the excess of the consideration transferred over the fair value of the net liabilities assumed and represents the projected future benefits from the Husky Transaction. The Company does not expect goodwill to be deductible for income tax purposes.

The Company is continuing to evaluate certain inputs and assumptions used to estimate the fair values of assets acquired and liabilities assumed. Accordingly, the preliminary purchase price allocation is subject to adjustment during the measurement period pending the final valuation of the assets and liabilities including intangible assets and the related tax impact of any adjustments to such valuation. Measurement-period adjustments are recorded in the period in which the adjustments are determined and reflect new information about facts and circumstances that existed as of the Husky Transaction Date. During the six months ended September 30, 2026, the Company recorded measurement period adjustments to the preliminary purchase price allocation reported as of March 31, 2026. These adjustments included an increase of intangible assets, net of $130.4, an increase of debt of $96.9, an increase in other assets of $25.0, a decrease of inventories, net of $63.8, an increase in property and equipment, net of $22.7, a decrease in accounts receivable, net of $21.8, an increase in prepaid expenses and other current assets of $21.8, and a decrease in deferred tax liability of $102.4.

During the three months ended June 30, 2026, the Company recognized adjustments to statement of operations line items relating to the income effects that would have been recognized in prior periods if the adjustment to provisional amounts were recognized as of the Husky Transaction Date. These consisted of an increase in the fair value of inventory of $23.6 which was recorded in cost of sales and a fair value adjustment on long-term debt of $96.2 which was recorded in gain (loss) on debt extinguishment. No adjustments were made to the statement of operations during the three months ended September 30, 2026.

Husky Holdings contributed net sales of $985.9 and income (loss) before income taxes of $(106.5) from the Husky Transaction Date through September 30, 2026. The following unaudited pro-forma financial information presents the combined results of operations as if the Husky Transaction had occurred on January 1, 2025:

	Nine months ended September 30,
	2026	2025
Net sales	$1,404.0	$1,392.2
Income (loss) before income taxes	$24.4	$73.6

The unaudited pro forma financial information is presented for illustrative purposes only and does not purport to represent the results of operations that would have occurred had the Husky Transaction been completed on the date assumed, nor the results that may be achieved in the future.

4. REVENUE

The Company disaggregates revenue by its nature as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Tooling and aftermarket	$281.9	$—	$781.6	$—
Systems	87.0	—	204.3	—
Husky	$368.9	$—	$985.9	$—
CompoSecure	140.7	120.9	404.7	344.3
Net sales	$509.6	$120.9	$1,390.6	$344.3

No customer individually accounted for more than 10% of the Company’s revenue during the three months ended September 30, 2026. Three customers individually accounted for more than 10% of the Company’s revenue or 69.5% combined, of total revenue for the three months ended September 30, 2025. No customer individually accounted for more than 10% of the Company’s revenue during the nine months ended September 30, 2026. Three customers individually accounted for more than 10% of the Company’s revenue or 66.4% combined, of total revenue for the nine months ended September 30, 2025.

One customer individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2026 or approximately 10% of total accounts receivable as of September 30, 2026. Three customers individually accounted for more than 10% of the Company’s accounts receivable or approximately 71% of total accounts receivable as of December 31, 2025.

The Company’s contract assets and liabilities activity consists of the following:

	Nine months ended September 30, 2026
	Contract assets	Contract liabilities
Balance as of December 31, 2025	$—	$—
Husky Transaction	10.2	161.4
Additions	15.8	485.7
Reductions	(17.1)	(446.0)
Balance as of September 30, 2026	$8.9	$201.1

Additions are revenue recognized in excess of billings for contract assets, and customer deposits and billings in excess of revenue recognized for contract liabilities. Reductions are transfers to accounts receivable for contract assets and revenue recognized for contract liabilities.

The Company is managed on a worldwide basis but operates in four principal geographical areas. Geographical sales information is based on the region which the revenue is shipped to and assets are based on the geographic locations of the assets as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America	$220.8	$110.8	$630.0	$313.9
EMEA	138.9	5.3	377.7	17.3
Asia Pacific	91.7	2.4	210.1	8.2
Latam	43.0	2.4	106.1	4.9
Rest of world	15.2	—	66.7	—
Net sales	$509.6	$120.9	$1,390.6	$344.3

			September 30, 2026	September 30, 2025
North America			$382.6	$29.0
EMEA			185.6	—
Asia Pacific			62.5	—
Latam			1.2	—
Rest of world			—	—
Non-current assets			$631.9	$29.0

Resolute Holdings’ sole customers and sources of revenue are GPGI Holdings and Husky Holdings from which it generates management fee revenue from the CompoSecure Management Agreement and Husky Management Agreement. Pursuant to each of the CompoSecure Management Agreement and Husky Management Agreement, GPGI Holdings and Husky Holdings shall pay Resolute Holdings the CompoSecure Management Fee and Husky Management Fee in a cash amount equal to 2.5% of last 12 months Adjusted EBITDA, as defined in each of the CompoSecure Management Agreement and Husky Management Agreement, measured for the period ending on the fiscal quarter then ended, payable in arrears, and calculated without duplication. The Company began recognizing revenue related to the CompoSecure Management Fee on February 28, 2025, the date of the Spin-Off and execution of the CompoSecure Management Agreement. The Company began recognizing revenue related to the Husky Management Agreement on January 12, 2026. The following table summarizes the calculation of the management fee accruals for the three months ended September 30, 2026, which are eliminated in consolidation:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
CompoSecure Management Agreement Adjusted EBITDA	$61.3	$54.2	$48.9	$41.0
LTM Management Agreement Adjusted EBITDA	205.4
Fee rate	2.50%
CompoSecure Management Fee from Jul 1, 2026 to Sep 30, 2026	$5.1

Husky Management Agreement Adjusted EBITDA	$92.3	$67.2	$42.0	$146.2
LTM Management Agreement Adjusted EBITDA	347.7
Fee rate	2.50%
Husky Management Fee from Jul 1, 2026 to Sep 30, 2026	$8.7

Total management fees from Jul 1, 2026 to Sep 30, 2026	$13.8

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock option expense	$0.8	$0.9	$1.8	$2.4
Restricted stock unit expense	2.0	5.0	5.2	14.5
Performance stock unit expense	0.6	1.2	1.6	2.6
Total equity-based compensation expense	$3.4	$7.1	$8.6	$19.5

Resolute Equity Plan	$0.3	$0.1	$0.5	$0.2
GPGI Equity Plan	3.1	7.0	8.1	19.3
Total equity-based compensation expense	$3.4	$7.1	$8.6	$19.5

The following table sets forth the activity related to the Resolute Equity Plan for the nine months ended September 30, 2026:

Resolute Equity Plan Stock Option Activity

Number of Shares
Outstanding at January 1, 2026	109,432
Granted	20,328
Exercised	—
Outstanding at September 30, 2026	129,760

Unrecognized compensation cost for stock options under the Resolute Equity Plan totaled $2.7 and is expected to be recognized over a weighted average period of approximately 2.0 years.

The following tables set forth the activity related to the GPGI Equity Plan for the nine months ended September 30, 2026:

GPGI Equity Plan Restricted Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	5,933,515
Granted	1,475,710
Common Control Adjustment	(1,378,718)
Vested	(2,542,153)
Forfeited	(1,091,155)
Nonvested at September 30, 2026	2,397,199

Unrecognized compensation cost for restricted stock units under the GPGI Equity Plan as of September 30, 2026 totaled $25.5 and is expected to be recognized over a weighted average period of approximately 5.8 years.

GPGI Equity Plan Stock Option Activity

Number of Shares
Outstanding at January 1, 2026	2,221,063
Granted	1,108,284
Common Control Adjustment	(1,958,040)
Exercised	(215,000)
Outstanding at September 30, 2026	1,156,307

Unrecognized compensation cost for stock options under the GPGI Equity Plan as of September 30, 2026 totaled $8.2 and is expected to be recognized over a weighted average period of approximately 3.5 years.

GPGI Equity Plan Performance and Market based Stock Unit Activity

Number of Shares
Outstanding at January 1, 2026	1,790,511
Granted	—
Vested	(535,936)
Performance achievement adjustment	9,070
Nonvested at September 30, 2026	1,263,645

Unrecognized compensation cost for performance and market-based stock units under the GPGI Equity Plan as of September 30, 2026 totaled $0.6 and is expected to be recognized over a weighted average period of approximately 0.3 years.

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

The Husky Adjusted EBITDA targets are calculated in accordance with U.S. GAAP as derived from the audited financial statements of the Company, without taking into account management fees paid by Husky to Resolute Holdings but reduced by the aggregate cost of the Husky LTIP awards. During the three months ended September 30, 2026, the Company granted a net total target dollar value of Husky LTIP awards of $0.1 and recognized $0.0 of expense. During the nine months ended September 30, 2026, the Company granted a net total target dollar value of Husky LTIP awards of $3.1 and recognized $0.0 of expense.

An additional 20% of the target award value for an applicable year will be earned for every $10.0 by which Husky Adjusted EBITDA exceeds the applicable year’s target Adjusted EBITDA. If performance goals are not achieved for an applicable year, no amounts will be earned for such year. Following the end of 2029, the aggregate earned portions of the awards will be converted into restricted stock units based on the closing price of GPGI’s Class A Common Stock on the first trading day following GPGI’s earnings release for fiscal year 2029. The restricted stock units will vest on March 31, 2030, subject to the participant’s continued employment through such date.  The awards will otherwise have the terms and conditions set forth in the applicable award agreement.

6. INCOME TAXES

The Company recorded income tax benefit (expense) of $(16.0) and $(0.1) for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recorded income tax benefit (expense) of $(9.0) and $(0.9) for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

The Company’s effective tax rate was 18.8% and 0.2% for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company’s effective tax rate was 22.4% and 0.9% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the non-controlling interest adjustment as the U.S. income attributable to the non-controlling interest in GPGI Holdings is pass-through income which flows through to its 100% owner GPGI. Income generated by GPGI Holdings’ foreign subsidiaries is taxed using local jurisdictional tax rates. Additionally, there are effective tax rate reconciling items due to the impacts of disallowed compensation expense related to excess officers’ compensation and other expenses allocated to Resolute Holdings for which the income tax deduction will ultimately be determined at GPGI.

7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) used to compute basic and diluted net earnings per share attributable to common stockholders (“EPS”) for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(5.8)	$(0.2)	$43.3	$(4.2)

Denominator:
Weighted average common shares outstanding - basic	7,819,626	8,525,998	8,125,727	8,525,998
Dilutive effect of options	—	—	80,884	—
Weighted average common shares outstanding - diluted	7,819,626	8,525,998	8,206,611	8,525,998

EPS:
Basic	$(0.74)	$(0.03)	$5.33	$(0.49)
Diluted	$(0.74)	$(0.03)	$5.28	$(0.49)

Antidilutive securities excluded from EPS:
Resolute Equity Plan awards	129,760	109,432	20,328	109,432

8. INVENTORIES

The Company’s major classes of inventories were as follows:

	September 30, 2026	December 31, 2025
Raw materials	$179.5	$43.7
Work in process	78.5	3.7
Finished goods	120.6	1.6
Inventory reserve	(40.2)	(4.8)
	$338.4	$44.2

The Company reviews inventory for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. The Company did not rely on any vendors that individually accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2026. The Company primarily relied on two vendors that individually accounted for more than 10% of purchases of supplies for the nine months ended September 30, 2025.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	September 30, 2026	December 31, 2025
Land		$4.8	$—
Machinery and equipment	5 - 10 years	373.0	42.3
Building and leasehold improvements	Shorter of lease term or estimated useful life	239.0	13.0
Construction in progress		26.9	3.1
Other	3 - 5 years	—	0.7
Total		643.7	59.1
Less: Accumulated depreciation and amortization		(80.5)	(37.5)
Property and equipment, net		$563.2	$21.6

Depreciation and amortization expense for property and equipment was $17.1 and $2.1 for the three months ended September 30, 2026 and September 30, 2025, respectively. Depreciation and amortization expense for property and equipment was $54.4 and $6.3 for the nine months ended September 30, 2026 and September 30, 2025, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

In connection with the Husky Transaction, the Company recognized goodwill and identifiable intangible assets at their fair market value as of the Husky Transaction Date. For goodwill and indefinite-lived intangible assets, the Company evaluated whether events or changes in circumstances occurred during the three and nine months ended September 30, 2026 that would indicate it was more likely than not that such assets were impaired. No impairment indicators were identified, and accordingly, no impairment charges were recorded.

The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2026:

September 30, 2026
Balance at beginning of period	$—
Acquisitions	2,919.7
Balance at end of period	$2,919.7

Intangible assets consisted of the following:

			Weighted Average
			Remaining Life (Years)
	September 30, 2026	December 31, 2025	September 30, 2026
Patents and know-how	$1,364.0	$—	11.3
Customer relationships	148.1	—	9.5
Brand names	230.0	—	—
Software	48.4	4.6	6.6
IPR&D	—	—	—
Total intangible assets, gross	1,790.5	4.6
Less: accumulated amortization	(91.6)	(2.7)
Total intangible assets, net	$1,698.9	$1.9

Amortization expense for intangible assets was $101.8 for the nine months ended September 30, 2026. The following table presents the estimated amortization expense for intangible assets for the years ending December 31 and does not include $6.8 that has yet to be placed in service as of September 30, 2026:

As of
September 30, 2026
2026	$35.8
2027	136.2
2028	134.3
2029	133.4
2030	133.2
Thereafter	889.2
Total estimated future amortization expense	$1,462.1

11. DEBT

Resolute Holdings Debt

On February 28, 2025, Resolute Holdings entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”), as lender (the “Old Resolute Credit Facility”). The Old Resolute Credit Facility provided for a $5.0 senior secured revolving credit facility available to be used by Resolute Holdings and originally matured on May 31, 2026.

On February 20, 2026, Resolute Holdings entered into a new $30.0 senior secured revolving credit facility (“Resolute Revolver”) with JPMC and Bank of America, N.A. (“BofA”) maturing on February 20, 2031 (the “Resolute Credit Facility”) to replace the Old Resolute Credit Facility which was undrawn prior to the refinancing. On March 18, 2026, Resolute Holdings amended the Resolute Credit Facility to increase the revolving commitments by $10.0 to an aggregate $40.0, with the incremental commitment provided entirely by JPMC. On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for (i) new term loan commitments in an aggregate principal amount of $60.0 (the “Resolute Term Loan”) and (ii) certain other amendments to the Resolute Credit Facility, including, among other things, the reallocation of the revolving commitments among the lenders, which decreased JPMC’s revolving commitment from $25.0 to $20.0 and increased BofA’s revolving commitment from $15.0 to $20.0, with the aggregate amount remaining $40.0. As a result of the decrease in JPMC’s borrowing capacity, the Company wrote off $0.1 of unamortized debt issuance costs during the nine months ended September 30, 2026. The Resolute Term Loan will mature on the third anniversary of the effective date of the second amendment and amortize in quarterly installments commencing September 30, 2026.

The rate of interest for revolving and term loan borrowings under the Resolute Credit Facility was increased to a rate per annum equal to, at the option of Resolute Holdings (i) a rate equal to the higher of (a) the rate of interest last quoted by the Wall Street

Journal as the prime rate in the U.S., (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1%, and (c) the Term SOFR rate for a one-month interest period commencing two (2) business days prior to such day plus 1.00% (provided that in no event shall such Term SOFR rate be less than 0.00% per annum), in each case plus an applicable margin of 1.50%, with step-downs to 1.25% and 1.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio or (ii) a Term SOFR based benchmark rate for the applicable period (provided that in no event shall such Term SOFR rate be less than 0.0% per annum) plus an applicable margin of 2.50%, with step-downs to 2.25% and 2.00% per annum based on Resolute Holdings’ Funded Indebtedness to EBITDA Ratio. Borrowings under the Resolute Revolver will bear interest at the same rates and margins as the Resolute Term Loan. At September 30, 2026, the effective interest rate on the Resolute Credit Facility was 6.70%.

The terms of the Resolute Credit Facility impose financial covenants, measured at the Resolute Holdings legal entity level, including a minimum revenue requirement and, beginning with the fiscal quarter ending March 31, 2026, a maximum leverage ratio which shall not be greater than 3.00 to 1.00 on the last day of any fiscal quarter. The Resolute Revolver is subject to an unused commitment fee of 0.25%. Creditors of the Resolute Credit Facility have no recourse to any assets or liabilities of GPGI Holdings. As of September 30, 2026, the Company was in compliance with all covenants under the Resolute Credit Facility.

GPGI Holdings Debt

Old GPGI Holdings Credit Facility

On August 7, 2024, GPGI Holdings, together with its operating subsidiaries, entered into a Fourth Amended and Restated Credit Agreement with JPMC (the “Old GPGI Holdings Credit Facility”). The Old GPGI Holdings Credit Facility had an initial maximum borrowing capacity of $330.0, comprised of a term loan of $200.0 and a revolving credit facility of $130.0 and had an original maturity date of August 7, 2029. On January 12, 2026, in conjunction with the closing of the Husky Transaction, GPGI Holdings repaid in full all outstanding obligations under the Old GPGI Holdings Credit Facility, with no early termination penalties or prepayment premiums incurred. The Company recognized a loss on debt extinguishment of $1.8.

In order to hedge GPGI Holdings’ exposure to variable interest rate fluctuations related to the borrowings under the Old GPGI Holdings Credit Facility, GPGI Holdings entered into an interest rate swap agreement for a notional amount of $125.0 (the “Interest Rate Swap Agreement”). The Interest Rate Swap Agreement expired in December 2025.

Husky Debt

As a result of the Husky Transaction, GPGI Holdings assumed approximately $2,774.0 of debt from Husky consisting of $1,000.0 of senior secured notes (“Husky SSN”), and $1,724.0 of term loan and $50.0 of revolving debt (“Old Husky Credit Facility”), while also entering a $350.0 delayed draw term loan (“DDTL”). In conjunction with the Husky Transaction, the Husky SSNs were repaid in full and the Company recognized a $2.5 gain on debt extinguishment related to a prepayment penalty and fair value adjustment and $11.4 of debt issuance costs were incurred on the DDTL.

On January 14, 2026, GPGI and GPGI Holdings refinanced the Old Husky Credit Facility and DDTL and paid related fees, premiums and expenses through (i) the entry by GPGI Holdings, as borrower, into a new senior secured credit agreement providing for a $1,200.0 term loan facility (the "GPGI Holdings Term Loan”) and $400.0 of revolving credit commitments (the "GPGI Holdings Revolver" and, together with the GPGI Holdings Term Loan, the "GPGI Holdings Credit Facility") and (ii) the issuance by GPGI Holdings of $900.0 aggregate principal amount of 5.625% Senior Secured Notes due 2033 (the "5.625% Senior Secured Notes"). The Company recognized an $11.3 loss on debt extinguishment for the DDTL. The Company recognized $10.5 and $15.2 of debt issuance costs for the 5.625% Senior Secured Notes and GPGI Holdings Credit Facility, respectively.

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

As of September 30, 2026, $1,197.0 of borrowings were outstanding under the GPGI Holdings Term Loan, $0.0 of revolving borrowings and $7.5 of letters of credit were outstanding under the GPGI Holdings Revolver, and $392.5 of revolving commitments were available for borrowing. At September 30, 2026, the effective interest rate on the GPGI Holdings Credit Facility was 6.45% per year.

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

As of September 30, 2026, the Company was in compliance with all covenants under the Indenture and the GPGI Holdings Credit Facility. Creditors of the GPGI Holdings Credit Facility and 5.625% Senior Secured Notes have no recourse to any assets or liabilities of Resolute Holdings.

The Company’s long-term debt consists of the following:

	September 30, 2026	December 31, 2025
Resolute Revolver	$22.0	$—
Resolute Term Loan	57.0	—
GPGI Holdings Revolver	—	—
GPGI Holdings Term Loan	1,197.0	—
GPGI Holdings 5.625% Senior Secured Notes	900.0	—
Old GPGI Holdings Credit Facility	—	186.3
Total loan balance	2,176.0	186.3
Less: current portion of long-term debt	(25.5)	(15.0)
Less: net deferred financing costs	(26.4)	(2.2)
Total long-term debt	$2,124.1	$169.1

The maturity of the Company’s borrowings facilities as of September 30, 2026 is as follows:

	Resolute Holdings	GPGI Holdings	Consolidated
Remainder of 2026	$3.0	$3.0	$6.0
2027	15.0	12.0	27.0
2028	21.0	12.0	33.0
2029	18.0	12.0	30.0
2030	—	12.0	12.0
2031	22.0	12.0	34.0
Thereafter	—	2,034.0	2,034.0
Total	$79.0	$2,097.0	$2,176.0

12. ACCRUED EXPENSES

Accrued expenses consists of the following:

	September 30, 2026	December 31, 2025
Trade accruals	$79.3	$0.3
Wages and benefits	42.4	3.9
Rebates	34.1	3.3
Bonuses	20.6	17.5
Warranties	17.5	—
Commissions	9.2	3.2
Sales tax	8.6	5.3
Customer deposits	1.2	9.5
Interest	12.3	0.2
Other	22.9	5.2
	$248.1	$48.4

13. EQUITY STRUCTURE

Shares Authorized

As of September 30, 2026, the Company had authorized a total of 1,000,000,000 shares for issuance designated as common stock and 100,000,000 shares designated as preferred stock. As of September 30, 2026, there were 7,819,595 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding.

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

During the nine months ended September 30, 2026, the Company repurchased an aggregate of 681,099 shares in open market transactions at an average price of $129.18 per share. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase such shares, including excise taxes. Direct costs incurred to acquire common stock are classified as financing activities in the statement of cash flows. The ultimate use of the repurchased shares has not been determined and, therefore, they are presented separately as a reduction to stockholders’ equity.

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

As of September 30, 2026, the Company’s leases have remaining lease terms of 1 to 29 years. The Company does not include any renewal options in lease terms when calculating lease liabilities as the Company is not reasonably certain that it will exercise these options. Some of the Company’s leases provide an early termination option, however, those options were not included in the lease terms when calculating the lease liability since the Company determined that it is reasonably certain the Company will not terminate the leases prior to the termination date. Significant assumptions and judgments are made in the determination of the discount rate for leases.

The weighted-average remaining lease term for the Company’s leases is 7.0 years as of September 30, 2026. The weighted-average discount rate used in the measurement of the lease liabilities was 6.5% as of September 30, 2026.

The Company has lease agreements that contain both lease and non-lease components. The Company has elected the practical expedient approach to combine lease and non-lease components for certain classes of underlying assets. For other classes of underlying assets, lease and non-lease components are accounted for separately. When lease and non-lease components are separated, consideration is allocated based on the relative standalone prices of each component. Variable lease costs are based on day to day common-area maintenance costs related to the lease agreements and are recognized as incurred.

The components of lease costs were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$5.0	$0.7	$13.2	$2.1
Variable lease cost	3.2	0.3	4.6	0.9
Total lease cost	$8.2	$1.0	$17.8	$3.0

Future minimum commitments under all non-cancelable operating leases are as follows:

2026	$4.9
2027	17.4
2028	11.8
2029	9.6
2030	8.5
Later years	34.0
Total lease payments	86.2
Less: Imputed interest	(18.0)
Present value of lease liabilities	$68.2

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4.6	$0.7	$11.8	$2.1
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4.7	$—	$38.8	$5.3

15. RETIREMENT PLANS

Defined Contribution Plans

Resolute Holdings has a 401(k) profit sharing plan for all full-time employees. Resolute Holdings matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. CompoSecure has a 401(k) profit sharing plan for all full-time employees who have attained the age of 21 and completed 90 days of service. CompoSecure matches contributions based on 100% of the first 3% of the employees’ plan compensation and 50% of the employees’ plan compensation in excess of 3% and up to 5%. Husky has defined contribution retirement plans, including a Canadian registered retirement savings plan that matches 5% of employees’ plan compensation. Retirement plan expense for defined contribution plans for the three months ended September 30, 2026 and September 30, 2025 was approximately $2.2 and $0.5, respectively. Retirement plan expense for defined contribution plans for the nine months ended September 30, 2026 and September 30, 2025 was approximately $7.2 and $2.0, respectively.

Defined Benefit and Other Post-Retirement Benefit Plans

In connection with the Husky Transaction, the Company assumed Husky Holdings’ defined benefit pension and other post-retirement benefit plans. The defined benefit pension and other post-retirement benefit plans, which are primarily maintained outside the United States, include post-retirement health and dental care benefits for certain eligible retired employees, long-term disability benefit plans, and a defined benefit pension plan in Switzerland. The Company also sponsors certain statutory and service-related employee benefit arrangements for Husky Holdings in various international jurisdictions, including retirement, severance and long-service benefit programs, where required by local law. The defined benefit pension and post-retirement benefit obligations were measured as of December 31, 2025, consistent with the most recent actuarial valuations performed prior to the Husky Transaction, and were recognized by the Company at the Husky Transaction Date. There were no material changes in the related benefit obligations and there were no significant plan amendments, settlements, curtailments, or actuarial gains or losses during the three and nine months ended September 30, 2026.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets Carried at Fair Value:
Foreign currency forward contract	$—	$—	$—	$—
Liabilities Carried at Fair Value:
Foreign currency forward contract	$—	$6.5	$—	$6.5
December 31, 2025
Assets Carried at Fair Value:
Interest rate swap	$—	$—	$—	$—

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

Foreign currency forward contracts – cash flow hedges

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. For the three and nine months ended September 30, 2026, unrealized gains and losses related to these derivatives were recorded in other comprehensive income (loss). Amounts reclassified into earnings during the three and nine months ended September 30, 2026 was $1.2 and $1.8, respectively. All foreign exchange cash flow hedges were effective for the periods presented. As of September 30, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $62.4, $192.8, and $65.4, respectively, which were hedged at an average rate of 1.365, 1.361, and 1.357 Canadian dollars per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

Interest rate swap

The Company previously managed interest rate risk on variable interest rate debt obligations through interest rate swap agreements. The interest rate swap was settled in December 2025 and is no longer outstanding as of September 30, 2026. See Note 11.

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

The Chief Executive Officer of Resolute Holdings is the Company’s CODM who makes resource allocation decisions and assesses performance based on Adjusted EBITDA of each business, which management believes allows for the analysis of core operating performance across periods and because it is similar to the metric used to calculate the management fees paid to Resolute Holdings from its managed businesses. Characteristics of the consolidated organization which were relied upon in making the determination that the Company operates three reportable segments include the distinct management teams, nature and location of operations, and existence of the CompoSecure Management Agreement and Husky Management Agreement as Resolute Holdings’ sole sources of revenue that are eliminated in consolidation, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.

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

The following tables present each reportable segment’s statements of operations and select cash flow metrics for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended				Nine months ended
	September 30, 2026				September 30, 2026
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$140.7	$368.9	$509.6	$—	$404.7	$985.9	$1,390.6
Intercompany	13.8	—	—	13.8	40.3	—	—	40.3
Segment net sales	13.8	140.7	368.9	523.4	40.3	404.7	985.9	1,430.9
Elimination of intercompany net sales				(13.8)				(40.3)
Net sales				509.6				1,390.6
Less:
Material	—	22.8	132.6		—	71.8	348.0
Personnel	3.3	32.3	95.8		9.6	97.0	291.7
Overhead	0.3	13.1	34.4		0.9	38.4	90.1
Management fees	—	5.1	8.7		—	14.3	26.0
Professional fees	0.2	3.5	6.2		1.3	9.8	14.0
Sales and marketing	—	0.5	2.6		—	1.6	11.2
Other segment expenses	0.1	2.2	(0.2)		0.3	7.8	10.0
Segment Adjusted EBITDA	$9.9	$61.2	$88.8	$159.9	$28.2	$164.0	$194.9	$387.1
Reconciliation to net income (loss):
Holdings Corporate Adjusted EBITDA				(1.1)				(2.1)
Depreciation and amortization				(32.6)				(156.2)
Equity-based compensation				(3.4)				(8.6)
Income tax benefit (expense)				(16.0)				(9.0)
Interest income (expense), net				(33.5)				(97.3)
Unrealized foreign currency gain (losses)				(0.3)				3.9
Transaction costs				(1.3)				(44.7)
Gain (loss) on sale of property, equipment, and intangible assets				(0.2)				(1.1)
Gain (loss) on debt extinguishment				—				(10.6)
Severance costs				(2.5)				(6.7)
Fair value inventory step-up				—				(23.6)
Net income (loss)				$69.0				$31.1

Capital expenditures	$—	$3.4	$8.9		$—	$10.1	$29.3

	Three months ended				Nine months ended
	September 30, 2025				September 30, 2025
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$120.9	$—	$120.9	$—	$344.3	$—	$344.3
Intercompany	3.7	—	—	3.7	8.2	—	—	8.2
Segment net sales	3.7	120.9	—	124.6	8.2	344.3	—	352.5
Elimination of intercompany net sales				(3.7)				(8.2)
Net sales				120.9				344.3
Less:
Material	—	20.2	—		—	59.7	—
Personnel	1.8	30.3	—		5.3	88.8	—
Overhead	0.2	11.7	—		0.7	37.0	—
Management fees	—	3.7	—		—	8.2	—
Professional fees	0.3	3.1	—		1.0	11.5	—
Sales and marketing	—	0.2	—		—	0.8	—
Other segment expenses	0.2	1.9	—		0.6	4.0	—
Segment Adjusted EBITDA	$1.2	$49.8	$—	$51.0	$0.6	$134.3	$—	$134.9
Reconciliation to net income (loss):
Intercompany/eliminations								1.1
Depreciation and amortization				(2.3)				(6.9)
Equity-based compensation				(7.1)				(19.5)
Income tax benefit (expense)				(0.1)				(0.9)
Interest income (expense), net				(1.9)				(6.5)
Spin-Off costs				(0.2)				(1.9)
Net income (loss)				$39.4				$100.3

Capital expenditures	$—	$1.4	$—		$—	$4.1	$—

The following tables reconcile each reportable segment’s cash, assets and debt to the Company’s consolidated total:

	September 30, 2026
	($ in millions)
	Resolute			Other/
	Holdings	CompoSecure	Husky	Eliminations	Consolidated
Cash and cash equivalents	$5.4	$72.5	$96.9	$0.9	$175.7
Total assets	$47.6	$272.8	$5,884.7	$(12.9)	$6,192.2
Current and long-term debt, net	$78.1	$—	$—	$2,071.5	$2,149.6

	September 30, 2025
	($ in millions)
	Resolute			Other/
	Holdings	CompoSecure	Husky	Eliminations	Consolidated
Cash and cash equivalents	$1.0	$97.2	$—	$—	$98.2
Total assets	$15.3	$280.8	$—	$(3.7)	$292.4
Current and long-term debt, net	$—	$187.7	$—	$—	$187.7

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

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to non-cancelable operating leases with $86.2 of minimum undiscounted future lease payments and a present value of $68.2. See Note 14 for further details.

Letters of Credit and Guarantees

The Company may request that its lenders issue letters of credit or letters of guarantee in favor of suppliers, customers and/or tax authorities to secure payment of certain obligations. As of September 30, 2026, the Company issued such letters totaling $27.8, including $7.5 million of letters of credit outstanding related to the GPGI Holdings Credit Facility.

The Company may, in certain cases, guarantee equipment performance benchmarks. Such guarantees may entail payment of a monetary penalty, or may commit the Company to repurchase the equipment, if the performance benchmarks are not met.

In December 2025, the Company entered into an agreement pursuant to which it is committed to spend a minimum of $7.0 on cloud services. The committed spend period is from January 1, 2026, until December 12, 2028. As of September 30, 2026, the Company had $5.4 remaining on this commitment.

Future Capital Expenditures

As of September 30, 2026, the Company had commitments to make future capital expenditures under non-cancellable contracts of $19.7 due in 2026 and $19.8 due in 2027 and thereafter.

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

20. RELATED PARTY TRANSACTIONS

See Notes 1 and 4 for information regarding the CompoSecure Management Agreement and the Husky Management Agreement, each of which is incorporated herein by reference.

In connection with the completion of the Spin-Off, Resolute Holdings entered into several arrangements, including (1) a Separation and Distribution Agreement with GPGI (the “SDA”), pursuant to which GPGI delivered shares of Resolute Holdings’ common stock to effectuate the Spin-Off and which establishes certain rights and obligations between Resolute Holdings and GPGI Holdings following the Spin-Off, including procedures with respect to claims subject to indemnification, the exchange of information between Resolute Holdings and GPGI Holdings, and tax and other matters, (2) a Letter Agreement with GPGI (the “Letter Agreement”) governing the delegation of authority by the GPGI board of directors to Resolute Holdings to approve issuances of GPGI equity for M&A and equity awards, and certain related matters, coterminous with the CompoSecure Management Agreement, (3) a Registration Rights Agreement with Tungsten OpCo Holder LLC, providing for the registration under applicable federal or state securities laws of shares of Resolute Holdings’ common stock held by Tungsten OpCo Holder LLC and its permitted transferees, and governing certain related matters, and (4) a Tax Sharing Agreement with GPGI, governing the rights, responsibilities and obligations of GPGI and Resolute Holdings after the Spin-Off with respect to certain state and local tax matters. Additionally, upon the completion of the Spin-Off, Roger Fradin resigned from the board of directors of GPGI for personal reasons and not as a result of any disagreement with management or any matter relating to GPGI’s operations, policies or practices. In connection with Mr. Fradin’s resignation, GPGI entered into a Board Adviser Agreement with Fradin Consulting LLC (“Fradin Consulting”) and Resolute Holdings (as amended and restated, the “Board Adviser Agreement”), pursuant to which, Mr. Fradin, as the representative of Fradin Consulting, will provide advisory services to the board of directors of GPGI for a period of 12 months (subject to automatic renewal for 12 month periods) in exchange for which Fradin Consulting will receive an annual cash retainer fee of $0.1, payable quarterly in arrears, and Mr. Fradin, on behalf of Fradin Consulting, will be granted an annual award of options to purchase shares of GPGI Class A Common Stock with a fair market value, as defined in the Third Amended and Restated GPGI, Inc. Non-Employee Director Compensation Policy, of $0.2. The foregoing summary descriptions of the SDA, the Letter Agreement, the Registration Rights Agreement, the Tax Sharing Agreement and the Board Adviser Agreement are not complete and are qualified by reference to the full text of the agreements. For additional information, see Note 18 to the 2025 Annual Report.

Certain Contractors of GPGI subject to the Contractor Agreements are also employees of the Company. In exchange for the Contractor Services, the Contractors shall be eligible to receive grants of restricted stock units or stock options or other equity incentive awards as determined by GPGI and shall remain eligible to vest in any equity incentive awards previously granted to the Contractors by GPGI. Grants made under the Contractor Agreements prior to the Husky Transaction Date are included in the disclosures in Note 5 as a common control adjustment.

The Company has entered into an agreement with SRM Equity Partners, LLC (“SRM”) pursuant to which SRM provides certain services to the Company, including executive administration services and office space for use by Mr. David Cote. Mr. John Cote is the managing member of SRM. The Company recognized $0.1 and $0.3 during the three and nine months ended September 30, 2026 in selling, general, and administrative expense.

GPGI is the sole member of GPGI Holdings. In accordance with the Third Amended and Restated Limited Liability Company Agreement of GPGI Holdings, GPGI from time to time receives distributions from and makes contributions to GPGI Holdings and GPGI Holdings from time to time will pay expenses on behalf of GPGI. There was $2,120.4 of cash contributions and $1,143.0 of equity contributions to GPGI Holdings from GPGI during the nine months ended September 30, 2026 primarily related to the Husky Transaction. GPGI Holdings made $133.2 of cash distributions to GPGI during the nine months ended September 30, 2026.

21. SUBSEQUENT EVENTS

On November 5, 2026, we announced that our board of directors approved an increase in the share repurchase authorization to $100.0. The authorization has no expiration date. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

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

Overview

Resolute Holdings Management, Inc. (“Resolute Holdings”) provides operating management services to generate recurring, long-duration management fees from GPGI Holdings L.L.C. (formerly CompoSecure Holdings, L.L.C.) (together with its subsidiaries, “GPGI Holdings”) and Husky Holdings LLC (together with its subsidiaries, “Husky Holdings”) and other companies it may manage in the future both in the United States and internationally. Resolute Holdings applies a differentiated approach of value creation through the systematic deployment of the Resolute Operating System to drive performance at businesses it manages with the intention of creating value at both the underlying managed businesses and at Resolute Holdings. Resolute Holdings also applies its M&A and capital markets expertise to drive inorganic growth of its managed businesses.

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

In conjunction with the closing of the Husky Transaction, Husky Holdings and Resolute Holdings entered into a management agreement (the “Husky Management Agreement”) on substantially identical terms as the CompoSecure Management Agreement (as described above), pursuant to which Resolute Holdings provides management and other related services to Husky Holdings in exchange for payment of a quarterly management fee (“Husky Management Fee”), payable in arrears, in a cash amount equal to 2.5% of Husky Holdings’ last twelve months' Adjusted EBITDA, as defined in the Husky Management Agreement, measured for the period ending on the fiscal quarter then ended (“Husky Management Agreement Adjusted EBITDA”). Husky Management Agreement Adjusted EBITDA reflects a) Husky Holdings’ earnings before interest, taxes, depreciation, depletion and amortization, extraordinary losses and expenses, one-time and non-recurring expenses, and the Husky Management Fee, less b) GPGI’s selling, general and administrative expenses, adjusted for the same items above (“Parent Allocated Expense”, as defined in the Husky Management Agreement). The Husky Management Fee is calculated without duplication of Adjusted EBITDA and Parent Allocated Expense attributable to the CompoSecure Management Agreement (each as defined in the CompoSecure Management Agreement).

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

Economic Conditions

As a result of the consolidation of GPGI Holdings, the Company’s business, financial condition and results of operations are subject to impacts from trends and developments impacting the business of GPGI Holdings, including but not limited to, economic tensions, geopolitical conflicts and changes in international trade policies, including new tariffs introduced by the U.S. last year that could impact the market for our products and services. In particular, a portion of the raw materials used by us to manufacture our products is obtained, directly or indirectly, from companies located outside of the United States. Ongoing geopolitical tensions and hostilities in the Middle East have contributed to higher global oil prices and disruptions in international shipping, which have increased our shipping and logistics costs as well as the costs of certain raw materials. These conditions have increased costs for our customers and caused existing customers to pause or delay orders and prospective customers to defer new projects. These factors have impacted our financial condition and results of operations, and if these circumstances create an environment in which it is challenging for us to predict future operating results. If these uncertain business, macroeconomic or political conditions continue or further decline, our business, financial condition and results of operations could be further materially adversely affected.

Key Components of Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 only includes the results of Husky Holdings from the completion of the Husky Transaction on January 12, 2026.

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

Results of Operations

Three months ended September 30, 2026 vs. three months ended September 30, 2025

The following table presents the Company’s results of operations for the periods indicated:

	Three months ended September 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales	$509.6	$120.9	$388.7	322%
Cost of sales	300.7	49.6	251.1	506%
Gross profit	208.9	71.3	137.6	193%
Operating expenses
Selling, general and administrative expenses	90.4	29.9	60.5	202%
Income (loss) from operations	118.5	41.4	77.1	186%
Other income (expense), net	(33.5)	(1.9)	(31.6)	1,663%
Income (loss) before income taxes	85.0	39.5	45.5	115%
Income tax benefit (expense)	(16.0)	(0.1)	(15.9)	15,900%
Net income (loss)	69.0	39.4	29.6	75%
Net income (loss) attributable to non-controlling interests	74.8	39.6	35.2	89%
Net income (loss) attributable to common stockholders	$(5.8)	$(0.2)	$(5.6)	2,800%

	Three months ended September 30,
	2026	2025
Gross margin	41%	59%
Operating margin	23%	34%

Net Sales

	Three months ended September 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales by business
CompoSecure	$140.7	$120.9	$19.8	16%
Husky	368.9	—	368.9	n/a %
Resolute Holdings	13.8	3.7	10.1	273%
Eliminations	(13.8)	(3.7)	(10.1)	273%
Total	$509.6	$120.9	$388.7	322%

The Company’s net sales for the quarter ended September 30, 2026 increased by $388.7 to $509.6 compared to $120.9 for the quarter ended September 30, 2025. The increase was driven by the acquisition of Husky, along with an organic 16% increase in sales at CompoSecure. Resolute Holdings’ net sales increased due to the execution of the Husky Management Agreement and higher organic Adjusted EBITDA at CompoSecure.

Gross Profit and Gross Margin

The Company’s gross profit for the quarter ended September 30, 2026 increased by $137.6 to $208.9 compared to $71.3 for the quarter ended September 30, 2025 primarily due to the acquisition of Husky. The gross profit margin decreased to 41%, compared to 59% in the prior year due to Husky having lower gross margins than CompoSecure, along with higher depreciation and amortization due to purchase accounting, partially offset by higher margins at CompoSecure driven by higher volumes and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s selling, general and administrative expenses increased by $60.5 to $90.4 for the quarter ended September 30, 2026 compared to $29.9 for the quarter ended September 30, 2025 due primarily to the acquisition of Husky.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations for the quarter ended September 30, 2026 increased by $77.1 to $118.5 compared to $41.4 for the quarter ended September 30, 2025. The increase was primarily attributable to the Husky acquisition, as well as improved operating performance at CompoSecure. Operating margin for the quarter ended September 30, 2026 decreased by 11%, to 23%, compared to 34% for the quarter ended September 30, 2025 due to the acquisition of Husky, partially offset by higher margins at CompoSecure.

Other Income (Expense)

Other expense for the quarter ended September 30, 2026 increased by $31.6 to $33.5, compared to a $1.9 expense for the quarter ended September 30, 2025. The increase in other expense was primarily related to higher interest expense due to an increase in debt as a result of the acquisition of Husky.

Income Tax Expense

The Company’s income tax expense for the quarter ended September 30, 2026 was $16.0 million compared to an expense of $0.1 million for the quarter ended September 30, 2025 due to higher income before taxes.

Nine months ended September 30, 2026 vs. nine months ended September 30, 2025

The following table presents the Company’s results of operations for the periods indicated:

	Nine months ended September 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales	$1,390.6	$344.3	$1,046.3	304%
Cost of sales	861.1	149.6	711.5	476%
Gross profit	529.5	194.7	334.8	172%
Operating expenses
Selling, general and administrative expenses	381.5	87.0	294.5	339%
Income (loss) from operations	148.0	107.7	40.3	37%
Other income (expense), net	(107.9)	(6.5)	(101.4)	1,560%
Income (loss) before income taxes	40.1	101.2	(61.1)	(60)%
Income tax benefit (expense)	(9.0)	(0.9)	(8.1)	900%
Net income (loss)	31.1	100.3	(69.2)	(69)%
Net income (loss) attributable to non-controlling interests	(12.2)	104.5	(116.7)	(112)%
Net income (loss) attributable to common stockholders	$43.3	$(4.2)	$47.5	(1,131)%

	Nine months ended September 30,
	2026	2025
Gross margin	38%	57%
Operating margin	11%	31%

Net Sales

	Nine months ended September 30,
	2026	2025	$ Change	% Change

	(in millions)
Net sales by business
CompoSecure	$404.7	$344.3	$60.4	18%
Husky	985.9	—	985.9	n/a %
Resolute Holdings	40.3	8.2	32.1	391%
Eliminations	(40.3)	(8.2)	(32.1)	391%
Total	$1,390.6	$344.3	$1,046.3	304%

The Company’s net sales for the nine months ended September 30, 2026 increased by $1,046.3 to $1,390.6 compared to $344.3 for the nine months ended September 30, 2025. The increase was driven by the acquisition of Husky, along with an 18% organic increase in sales at CompoSecure. Resolute Holdings’ net sales increased due to the execution of the Husky Management Agreement, higher organic Adjusted EBITDA at CompoSecure, and a full nine months of fees from the CompoSecure Management Agreement versus the prior year.

Gross Profit and Gross Margin

The Company’s gross profit for the nine months ended September 30, 2026 increased by $334.8 to $529.5 compared to $194.7 for the nine months ended September 30, 2025 primarily due to the acquisition of Husky. The gross profit margin decreased by 19% to 38%, due to Husky having lower gross margins than CompoSecure, along with higher depreciation and amortization due to purchase accounting, partially offset by higher margins at CompoSecure driven by higher volumes and improved operational execution from the implementation of the Resolute Operating System.

Operating Expenses

The Company’s selling, general and administrative expenses increased by $294.5 to $381.5 for the nine months ended September 30, 2026 compared to $87.0 for the nine months ended September 30, 2025 due primarily to the acquisition of Husky.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations for the nine months ended September 30, 2026 increased by $40.3 to $148.0 compared to $107.7 for the nine months ended September 30, 2025. The increase was primarily attributable to the Husky acquisition, as well as improved operating performance at CompoSecure. Operating margin for the nine months ended September 30, 2026 decreased by 20%, to 11%, compared to 31% for the nine months ended September 30, 2025 due to the acquisition of Husky, partially offset by higher margins at CompoSecure.

Other Income (Expense)

Other expense for the nine months ended September 30, 2026 increased by $101.4 to $107.9, compared to $6.5 for the nine months ended September 30, 2025. The increase in other expense was primarily due to an increase in interest expense related to higher debt from the acquisition of Husky and a loss on debt extinguishment.

Income Tax Expense

The Company’s income tax expense for the nine months ended September 30, 2026 was $9.0 compared to an expense of $0.9 for the nine months ended September 30, 2025 due to a higher percentage of income subject to income taxes.

Segments

The following tables present the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended				Nine months ended
	September 30, 2026				September 30, 2026
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$140.7	$368.9	$509.6	$—	$404.7	$985.9	$1,390.6
Intercompany	13.8	—	—	13.8	40.3	—	—	40.3
Segment net sales	13.8	140.7	368.9	523.4	40.3	404.7	985.9	1,430.9
Elimination of intercompany net sales				(13.8)				(40.3)
Net sales				509.6				1,390.6
Less:
Material	—	22.8	132.6		—	71.8	348.0
Personnel	3.3	32.3	95.8		9.6	97.0	291.7
Overhead	0.3	13.1	34.4		0.9	38.4	90.1
Management fees	—	5.1	8.7		—	14.3	26.0
Professional fees	0.2	3.5	6.2		1.3	9.8	14.0
Sales and marketing	—	0.5	2.6		—	1.6	11.2
Other segment expenses	0.1	2.2	(0.2)		0.3	7.8	10.0
Segment Adjusted EBITDA	$9.9	$61.2	$88.8	$159.9	$28.2	$164.0	$194.9	$387.1
Reconciliation to net income (loss):
Holdings Corporate Adjusted EBITDA				(1.1)				(2.1)
Depreciation and amortization				(32.6)				(156.2)
Equity-based compensation				(3.4)				(8.6)
Income tax benefit (expense)				(16.0)				(9.0)
Interest income (expense), net				(33.5)				(97.3)
Unrealized foreign currency gain (losses)				(0.3)				3.9
Transaction costs				(1.3)				(44.7)
Gain (loss) on sale of property, equipment, and intangible assets				(0.2)				(1.1)
Gain (loss) on debt extinguishment				—				(10.6)
Severance costs				(2.5)				(6.7)
Fair value inventory step-up				—				(23.6)
Net income (loss)				$69.0				$31.1

Capital expenditures	$—	$3.4	$8.9		$—	$10.1	$29.3

	Three months ended				Nine months ended
	September 30, 2025				September 30, 2025
	($ in millions)				($ in millions)
	Resolute				Resolute
	Holdings	CompoSecure	Husky	Total	Holdings	CompoSecure	Husky	Total
External customers	$—	$120.9	$—	$120.9	$—	$344.3	$—	$344.3
Intercompany	3.7	—	—	3.7	8.2	—	—	8.2
Segment net sales	3.7	120.9	—	124.6	8.2	344.3	—	352.5
Elimination of intercompany net sales				(3.7)				(8.2)
Net sales				120.9				344.3
Less:
Material	—	20.2	—		—	59.7	—
Personnel	1.8	30.3	—		5.3	88.8	—
Overhead	0.2	11.7	—		0.7	37.0	—
Management fees	—	3.7	—		—	8.2	—
Professional fees	0.3	3.1	—		1.0	11.5	—
Sales and marketing	—	0.2	—		—	0.8	—
Other segment expenses	0.2	1.9	—		0.6	4.0	—
Segment Adjusted EBITDA	$1.2	$49.8	$—	$51.0	$0.6	$134.3	$—	$134.9
Reconciliation to net income (loss):
Intercompany/eliminations								1.1
Depreciation and amortization				(2.3)				(6.9)
Equity-based compensation				(7.1)				(19.5)
Income tax benefit (expense)				(0.1)				(0.9)
Interest income (expense), net				(1.9)				(6.5)
Spin-Off costs				(0.2)				(1.9)
Net income (loss)				$39.4				$100.3

Capital expenditures	$—	$1.4	$—		$—	$4.1	$—

The following tables present the balance sheets of Resolute Holdings, GPGI Holdings, and the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	($ in millions)				($ in millions)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5.4	$170.3	$—	$175.7	$4.4	$157.0	$—	$161.4
Short-term investments	—	—	—	—	3.1	41.0	—	44.1
Accounts receivable, net	13.8	321.3	(13.8)	321.3	4.0	44.2	(4.0)	44.2
Inventories, net	—	338.4	—	338.4	—	44.2	—	44.2
Income tax receivable	0.4	7.0	—	7.4	0.2	—	—	0.2
Deferred tax asset	26.4	—	—	26.4	—	—	—	—
Prepaid expenses and other current assets	0.3	34.7	—	35.0	0.2	3.2	—	3.4
Total current assets	46.3	871.7	(13.8)	904.2	11.9	289.6	(4.0)	297.5

Property and equipment, net	—	563.2	—	563.2	—	21.6	—	21.6
Goodwill	—	2,919.7	—	2,919.7	—	—	—	—
Intangible assets, net	—	1,698.9	—	1,698.9	—	1.9	—	1.9
Right of use assets, net	1.1	67.6	—	68.7	1.0	8.9	—	9.9
Deferred tax asset	0.2	23.3	—	23.5	0.2	—	—	0.2
Other long-term assets	—	14.0	—	14.0	—	1.6	—	1.6
Total assets	47.6	6,158.4	(13.8)	6,192.2	13.1	323.6	(4.0)	332.7

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	—	100.5	0.1	100.6	—	11.8	0.1	11.9
Accrued expenses	6.7	255.2	(13.8)	248.1	5.4	47.0	(4.0)	48.4
Deferred revenue	—	201.1	—	201.1	—	—	—	—
Income tax payable	—	46.8	—	46.8	0.1	—	—	0.1
Current portion of long-term debt	13.5	12.0	—	25.5	—	15.0	—	15.0
Current portion of lease liabilities – operating leases	0.1	14.3	—	14.4	0.1	2.1	—	2.2
Other current liabilities	—	4.9	—	4.9	—	—	—	—
Total current liabilities	20.3	634.8	(13.7)	641.4	5.6	75.9	(3.9)	77.6

Income tax payable	—	21.8	—	21.8	—	—	—	—
Long-term debt, net of deferred financing costs	64.6	2,059.5	—	2,124.1	—	169.1	—	169.1
Deferred tax liability	—	209.4	—	209.4	—	—	—	—
Lease liabilities, operating leases	1.1	52.7	—	53.8	1.0	7.3	—	8.3
Other long-term liabilities, net	—	21.9	—	21.9	—	—	—	—
Total liabilities	86.0	3,000.1	(13.7)	3,072.4	6.6	252.3	(3.9)	255.0

Additional paid-in capital	19.6	—	—	19.6	18.9	—	—	18.9
Retained earnings (accumulated deficit)	35.0	—	—	35.0	(8.3)	—	—	(8.3)
Treasury stock	(93.0)	—	—	(93.0)	(4.1)	—	—	(4.1)
Total stockholders' equity (deficit)	(38.4)	—	—	(38.4)	6.5	—	—	6.5
Non-controlling interest	—	3,158.3	(0.1)	3,158.2	—	71.3	(0.1)	71.2
Total equity (deficit)	(38.4)	3,158.3	(0.1)	3,119.8	6.5	71.3	(0.1)	77.7
Total liabilities and stockholders' equity (deficit)	$47.6	$6,158.4	$(13.8)	$6,192.2	$13.1	$323.6	$(4.0)	$332.7

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and that may be different from non-GAAP financial measures used by other companies. The Company believes Fee-Related Earnings and Fee-Related Earnings per share are useful to investors in evaluating the Company’s financial performance. Fee-Related Earnings is calculated based on net income (loss) attributable to common stockholders of Resolute Holdings, and adding back (a) equity-based compensation under GPGI’s equity plan, the GPGI, Inc. 2021 Incentive Equity Plan, as amended, (the “GPGI Equity Plan”) and (b) the tax impact of consolidating GPGI Holdings, less the pre-tax impact of such adjustments at Resolute Holdings’ estimated effective tax rate of 32.5%. We believe that these non-GAAP financial measures show to investors of the Company the performance that is attributable to Resolute Holdings’ common stockholders. Fee-Related Earnings and Fee-Related Earnings per share should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from Fee-Related Earnings and Fee-Related Earnings per share are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s performance, and may be different from similarly titled non-GAAP measures used by other companies.

The following unaudited table presents the reconciliation of U.S. GAAP net income attributable to common stockholders to non-GAAP Fee-Related Earnings and Fee-Related Earnings per share for the three and nine months ended September 30, 2026:

	Three months ended				Nine months ended
	September 30, 2026				September 30, 2026
	($ in millions except share and per share figures)				($ in millions except share and per share figures)
	Resolute	GPGI	Intercompany/		Resolute	GPGI	Intercompany/
	Holdings	Holdings	Eliminations	Consolidated	Holdings	Holdings	Eliminations	Consolidated
Net income (loss) attributable to common stockholders	$(5.8)	$—	$—	$(5.8)	$43.3	$(0.0)	$—	$43.3
Net income (loss) per share attributable to common stockholders - diluted	$(0.74)	$0.00	$0.00	$(0.74)	$5.28	$—	$0.00	$5.28

Adjustments to reconcile Fee-Related Earnings to net income (loss) attributable to common stockholders:
Add: Equity-based compensation expensed at Resolute Holdings under GPGI Equity Plan (1)	$—			$—	$0.2			$0.2
Tax impact from consolidation of GPGI Holdings (2)	11.3			11.3	(26.5)			(26.5)
Net tax impact of pre-tax adjustments (3)	—			—	—			—
Fee-Related Earnings	5.5			5.5	17.0			17.0
Fee-Related Earnings per share	$0.69			$0.69	$2.08			$2.08

Diluted weighted average shares used to compute:
Net income (loss) per share attributable to common stockholders	7,819,626			7,819,626	8,206,611			8,206,611
Fee-Related Earnings per share	7,898,548			7,898,548	8,206,611			8,206,611

(1)	Equity-based compensation required to be reported by the Company related to awards issued under the GPGI Equity Plan. Equity granted under the GPGI Equity Plan relates to GPGI Class A common stock and has no impact on Resolute Holdings’ common stock outstanding.
(2)	The tax impact of treating Resolute Holdings and GPGI Holdings, including Husky Holdings, as a consolidated entity under ASC 740, to arrive at the Resolute Holdings income tax expense if presented on a non-consolidated basis.
(3)	Tax-effect of pre-tax adjustments at a 32.5% estimated effective tax rate for 2026. Only applied to those adjustments that would impact Resolute Holdings’ taxes. Equity-based compensation expense under the GPGI Equity Plan is expensed for tax purposes at GPGI and not Resolute Holdings.

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

As of September 30, 2026, the Company had cash and cash equivalents of $175.7, consisting of $5.4 at Resolute Holdings and $170.3 at GPGI Holdings. The Company had debt principal outstanding of $79.0 at Resolute Holdings and $2,097.0 at GPGI Holdings. As of December 31, 2025, the Company had cash and cash equivalents of $161.4, consisting of $4.4 at Resolute Holdings and $157.0 at GPGI Holdings.  As of December 31, 2025, the Company had short-term investments comprised of US treasury bills of $44.1, consisting of $3.1 at Resolute Holdings and $41.0 at GPGI Holdings. As of December 31, 2025, the Company had debt principal outstanding of $186.3 at GPGI Holdings.

On January 12, 2026, GPGI Holdings assumed approximately $2,774.0 of debt from Husky and entered into a $350.0 delayed draw term loan. In conjunction with the Husky Transaction, $1,000.0 of the Husky assumed debt and the outstanding amount on the existing GPGI Holdings credit facility was repaid. On January 14, 2026, GPGI Holdings refinanced $2,124.0 of debt and entered into a new credit facility (the “GPGI Holdings Credit Facility”) consisting of a $1,200.0 term loan maturing in 2033 and a $400.0 revolving credit facility maturing in 2031 and also issued $900.0 in 5.625% Senior Secured Notes due 2033 (“GPGI Holdings Senior Notes”). On February 20, 2026, Resolute Holdings refinanced its existing $5.0 revolving credit facility with a new $30.0 revolving credit facility (“Resolute Revolver”) maturing in February 2031 (as amended, the “Resolute Credit Facility”). The Resolute Revolver was subsequently increased to $40.0 during March 2026. On May 7, 2026, Resolute Holdings entered into a second amendment to the Resolute Credit Facility that provides for new term loan commitments in an aggregate principal amount of $60.0 (“Resolute Term Loan”) and increases the rate of interest for revolving and term loan borrowings. The Resolute Term Loan will mature on the third anniversary of the effective date of the second amendment and amortize in quarterly installments commencing September 30, 2026.

Resolute Holdings and GPGI Holdings are distinct legal entities and operating businesses that must separately maintain sufficient liquidity independent of each other. Debt at each entity is non-recourse to the other. Resolute Holdings is dependent on payment of the management fees from its managed companies to maintain sufficient liquidity. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $40.0 revolving credit facility at Resolute Holdings, are sufficient to meet the liquidity needs of Resolute Holdings for at least the next 12 months from the date of filing of this Form 10-Q. The Company believes that the cash flows from operations and available cash and cash equivalents and short-term investments, as well as the availability of a $400.0 revolving credit facility at GPGI Holdings, are sufficient to meet the liquidity needs of GPGI Holdings, including the repayment of its outstanding debt, for at least the next 12 months from the date of filing of this Form 10-Q.

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

Net Cash Provided by (Used in) Operations

Cash provided by the Company’s operating activities for the nine months ended September 30, 2026 was $79.7 compared to cash provided by operating activities of $126.7 during the nine months ended September 30, 2025. The decrease in cash provided by operating activities of $47.0 was primarily attributable to higher interest expense paid, and the payment of transaction costs, including debt breakage fees associated with the acquisition of Husky.

Net Cash Provided by (Used in) Investing Activities

Cash used in the Company’s investing activities for the nine months ended September 30, 2026 was $660.2 primarily due to the acquisition of Husky of $665.2, capital expenditures and capitalized software expenditures of $39.4, partially offset by the maturities and sales of short-term investments of $44.1.

Net Cash Provided by (Used in) Financing Activities

Cash provided by the Company’s financing activities for the nine months ended September 30, 2026 was $591.0 compared to cash used in the Company’s financing activities for the nine months ended September 30, 2025 of $47.0. Cash provided by financing activities for the nine months ended September 30, 2026 primarily related to cash contributions to GPGI Holdings by GPGI of $2,120.4 and proceeds from the issuance of debt net of discounts of $2,623.5, partially offset by debt repayment of $3,408.3, repayment of preference share capital of $457.4, distributions by GPGI Holdings to GPGI of $133.2, share repurchases of Resolute Holdings common stock of $88.9, debt issuance costs of $38.3, and $26.8 of payments for taxes related to net share settlement of GPGI equity awards. Cash used in financing activities for the nine months ended September 30, 2025 primarily related to distributions by GPGI Holdings to GPGI of $21.6, payments for taxes related to net share settlement of GPGI equity awards of $17.9, and repayment of scheduled principal payments of the GPGI Holdings old term loan of $7.5.

Contractual Obligations

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in the 2025 Annual Report. Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. As of September 30, 2026, the Company has purchase commitments with suppliers of approximately $45.7, of which $20.5 is expected in 2026.

Financing

Resolute Holdings is a party to the Resolute Credit Facility and GPGI Holdings is a party to the GPGI Holdings Credit Facility and the GPGI Holdings Senior Notes. For a more complete description of the Company’s debt obligations, see Note 11 of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

As of September 30, 2026, the Company believes it has adequate liquidity to meet its near-term and long-term obligations and plans for cash in the next twelve months through cash on hand and available debt capacity under the Resolute Credit Facility, or other equity or debt sources as may be needed.

Item 3. Quantitative Disclosures About Market Risk

Interest Rate Risk

In addition to existing cash balances, short-term investments, and cash provided by operating activities, the Company uses variable rate debt to finance its operations. The Company is exposed to interest rate risk on these debt obligations. As of September 30, 2026, the Company had $79.0 of debt outstanding under the Resolute Credit Facility and $1,197.0 in debt outstanding under the GPGI Holdings Credit Facility, all of which was variable rate debt.

The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of September 30, 2026. In this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. An increase or decrease of 100 basis points in the applicable interest rate would cause an increase or decrease in interest expense on debt outstanding of approximately $12.8 on an annual basis.

Foreign Exchange Risk

The Company uses foreign currency forward contracts as cash flow hedges of forecasted Canadian-dollar-denominated expenditures. As of September 30, 2026, the notional amount of foreign currency forward contracts related to Canadian dollar hedges for the years 2026, 2027, and 2028 were $62.4, $192.8, and $65.4, respectively, which were hedged at an average rate of 1.365, 1.361, and 1.357 Canadian dollar per U.S. dollar, respectively. A 1% change in the value of the Canadian dollar against the U.S. dollar would increase or decrease other comprehensive income (loss) by $2.2.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2026 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2026, the Company continued the implementation of corporate and governance functions in order to meet the regulatory requirements of a standalone public company, such as external reporting, treasury, stock administration, and internal audit subsequent to the completion of the Spin-Off on February 28, 2025. Additionally, as a result of the Husky Transaction, the Company has begun integrating the Husky business into the Company’s financial reporting and internal control environment. Other than those discussed in the preceding sentences, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information required by this item is set forth in the “Litigation” section in Note 19 “Commitments and Contingencies” of the Company’s unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

We are, and may in the future become, involved in litigation, arbitration and governmental proceedings, including those stemming from third-party conduct beyond our control.

We and our managed companies are and in the future may be involved in or threatened with legal, arbitration and governmental proceedings or investigations from time to time in the ordinary course of business, including disputes with employees, competitors, customers, suppliers, competition authorities, stockholders, regulators and other authorities, purported whistle-blowers or regulatory agencies concerning allegations of, among other things, breaches of contract, intellectual property infringement, logistics or manufacturing related topics, quality regulations, environmental, health and safety or employment issues, termination of business relationships or alleged or suspected violations of applicable laws in various jurisdictions, or securities or other litigation. The outcome of potential future legal, arbitration and governmental proceedings is difficult to predict, and excessive verdicts do occur. If such proceedings are determined adversely to us or to our managed companies, we may be required to change our business practices or we may incur fines, penalties or monetary losses, some of which may be significant or could disrupt the operation of our business, and the financial performance of our managed companies may be adversely impacted, which may reduce our management fees. Exposure to litigation or other government action, whether directed at us, our customers, suppliers or managed companies, or our or their respective business partners, could also result in the distraction of management resources and adversely affect our reputation, which could have a material adverse effect on our business results, cash flows, financial condition or prospects. Additionally, we and our managed companies may be subject to investigations and extensive regulation by government agencies around the world. As a result, we expect that we may have interactions with government agencies on an ongoing basis. Criminal charges and substantial fines or civil penalties, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from government investigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities in the three months ended September 30, 2026.

Repurchases of Equity Securities

On February 8, 2025, our Board authorized a $30.0 stock repurchase program under which we may repurchase shares of our common stock. The Board subsequently authorized an increase to the repurchase program to $100.0 on December 9, 2025, and to $100.0 on November 5, 2026. The authorization has no expiration date. Repurchases may be made on the open market, in privately negotiated transactions, in tender offers, or by other methods at our discretion. The timing and amount of share repurchases may be based on market conditions, the availability of alternative opportunities, available liquidity, and other factors we deem appropriate from time to time. The repurchase program does not obligate us to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the three months ended September 30, 2026, the Company repurchased an aggregate of 9,547 shares in open market transactions at an average price of $142.14 per share for an aggregate purchase price of approximately $1.4.

				Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of a	May Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Program
Period	Shares Purchased	Paid per Share	Program	(in millions)
July 1-31, 2026	9,547	$142.14	9,547	$7.9
August 1-31, 2026	—	—	—	7.9
September 1-30, 2026	—	—	—	7.9
Total	9,547	$142.14	9,547	$7.9

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Resolute Holdings Management, Inc.

Date: November 6, 2026	By:	/s/ Thomas Knott
Name: Thomas Knott
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Kurt Schoen
Name: Kurt Schoen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)